Form 10-Q
period 1995-06-30
IMPACT SYSTEMS INC /CA/
filed 1995-08-11
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   X              Quarterly Report Under Section 13 or 15 (d)
- -------           of the Securities Exchange Act of 1934

                  For quarterly period ended June 30, 1995

                                       or

                  Transition Report Pursuant To Section 13 or 15(d)
- -------           of The Securities and Exchange Act of 1934

                  For the transition period from _____ to ______.


                           Commission File No. 0-16227


                              IMPACT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


         California                                         94-2672923
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)



1075 East Brokaw Road, San Jose, California                   95131
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,
including area code:                                      (408) 453-3700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X          No
                                                 -----           -----

At June 30, 1995 there were 10,273,500 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.


                          Quarterly Report on Form 10-Q


                                      INDEX

Part I:           Financial Information                                         Page Number
                                                                                -----------
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets                        3

                           Condensed Consolidated Statements of Operations              4

                           Condensed Consolidated Statements of Cash Flows              5

                           Notes to Condensed Consolidated Financial Statements         6


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          8

                  Signature                                                             9


Part II:          Other Information

         Item 6.           Exhibits and Reports on Form 8-K                             10
                           Exhibit 27 - Financial Data Schedule                         10

                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                      June 30,             March 31,
ASSETS                                                                  1995                 1995
                                                                      --------             ---------

Current assets:
       Cash and cash equivalents                                      $ 2,431               $ 3,247
       Short-term investments                                           3,727                 2,953
       Trade and other accounts receivable                              4,191                 4,057
       Inventories                                                      3,088                 2,858
       Prepaid expenses and other                                         103                    41
                                                                      -------               -------
      Total current assets                                             13,540                13,156

Property and equipment, net of accumulated depreciation and
  amortization of $4,250 ($4,241 at March 31, 1995)                       242                   239
Non-current trade receivables                                             794                   865
Minority equity investment in and advances to foreign affiliates          762                   676
Other assets                                                              199                   198
                                                                      -------               -------
                                                                      $15,537               $15,134
                                                                      =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 1,246               $   757
   Accrued installation and warranty costs                                655                   456
   Accrued salaries, wages and employee benefits                          232                   477
   Accrued commissions                                                    233                   335
   Other liabilities                                                      931                 1,234
                                                                      -------               -------
      Total current liabilities                                         3,297                 3,259
                                                                      -------               -------

Stockholders' equity:
       Preferred stock, no par: 2,000,000 shares authorized;
       none outstanding
       Common stock, no par value; 20,000,000 shares authorized;
       10,273,500 and 10,203,500 shares issued and outstanding         24,828                24,776
       Accumulated deficit                                            (12,311)              (12,616)
       Cumulative translation adjustments                                (277)                 (285)
                                                                      -------               -------
       Total stockholders' equity                                     $12,240               $11,875
                                                                      -------               -------
                                                                      $15,537               $15,134
                                                                      =======               =======

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                      ----------------------------
                                                                 June 30,
                                                      ----------------------------
                                                        1995                1994
                                                        ----                ----
Net revenues                                          $ 3,729             $ 3,941

Cost of goods sold                                      1,927               1,980
                                                      -------             -------

Gross margin                                            1,802               1,961
                                                      -------             -------

Operating expenses:
   Research and development                               401                 418
   Selling, general and administrative                  1,279               1,327
                                                      -------             -------
      Total operating expense                           1,680               1,745
                                                      -------             -------

Operating income                                          122                 216
Interest income, net                                       98                  40
Foreign currency (loss), net                               (3)                 (3)
Equity in net income of investee                           88                  22
                                                      -------             -------

Net income before income taxes                            305                 275

Income taxes                                                -                   -
                                                      -------             -------

Net income                                            $   305             $   275
                                                      =======             =======

Net income per common share and equivalent:

   Net income per common share                           $.03                $.03
                                                         ====                ====

       Common and common equivalent shares
       used in calculating income per share
                                                       10,860              10,606
                                                      =======             =======

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                          1995               1994
                                                                          ----               ----
Cash Flows From Operating Activities:
Net income                                                               $  305             $  275

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             42                 40
   Equity in net (income) of investee                                       (88)               (22)
   Cumulative translation effects                                             8                 31
   Changes in assets and liabilities:
           Trade and other accounts receivable                              (63)              (471)
           Inventories                                                     (230)                40
           Prepaid expenses and other                                       (63)              (133)
           Accrued installation and warranty costs                          199                 36
           Accounts payable                                                 489                148
           Accrued salaries, wages and employee benefits                   (245)                11
           Accrued commissions                                             (102)               112
           Other liabilities                                               (303)               208
           Deferred income taxes                                              -                  -
                                                                         ------             ------

Cash Provided (Used) By Operating Activities                                (51)               275
                                                                         ------             ------

Cash Provided (Used) By Investing Activities:
Purchase of short-term investments                                         (774)               (27)
Capital expenditures, net                                                   (45)               (14)
Minority equity investment in and advances to affiliate                       2                 14
                                                                         ------             ------

Cash (Used) By Investing Activities                                        (817)               (27)
                                                                         ------             ------

Cash Provided By Financing Activities:
Issuance of capital stock, net of expenses                                   52                 16
Repayment of borrowings                                                       -                  -
                                                                         ------             ------

Cash Provided By Financing Activities                                        52                 16
                                                                         ------             ------

Net Increase (Decrease) in Cash and Cash Equivalents                       (816)               264

Cash & Cash Equivalents At Beginning of Period                            3,247              3,700
                                                                         ------             ------

Cash & Cash Equivalents at End of Period                                 $2,431             $3,964
                                                                         ======             ======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)


NOTE 1 - Basis of Presentation

         In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three months ended June 30, 1995 and June 30, 1994 and cash flows for the three months ended June 30, 1995 and June 30, 1994. These statements should be read in conjunction with the March 31, 1995 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1995 (Form 10-K) previously filed with the Securities and Exchange Commission.

         The interim financial results are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 - Receivables From Affiliate

         Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $295 at June 30, 1995 and $76 at March 31, 1995. Such receivables arose from the sale of systems and spare parts to the affiliate.


NOTE 3 - Balance Sheet Details

         Inventories

         Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.

                                                                       June 30, 1995              March 31, 1995
                                                                       -------------              --------------
         Raw materials and components                                         $2,417                      $2,463
         Work-in-process                                                         548                         353
         Finished goods                                                           45                          42
         Inventory at customer sites for evaluation                               78                          --
                                                                              ------                      ------
                                                                              $3,088                      $2,858
                                                                              ======                      ======

         Minority Equity Investments in and Advances to Affiliates

         The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $502 at June 30, 1995 and $507 at March 31, 1995.

                                                                  June 30, 1995         March 31, 1995
                                                                  -------------         --------------
         Other Assets
         Building rent deposits and other                                  $199                 $  198

         Other Liabilities
         Accrued liabilities and other reserves                            $768                 $  839
         Customer deposits                                                  163                    395
                                                                           ----                 ------
                                                                           $931                 $1,234
                                                                           ====                 ======

Note 4 - Income Per Common Share

         Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options using the treasury stock method.


Note 5 - Income Taxes

         The Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective April 1, 1993. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the tax effects of differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Adoption of SFAS 109 did not have a material effect on the consolidated financial statements.

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations


Net Revenues

Net revenues for the current quarter (ended June 30, 1995) were $3.7 million compared to $3.9 million for the prior quarter (ended March 31, 1995) and for the prior year's quarter (ended June 30, 1994). The slight decrease in revenue for the current quarter is the result of longer delivery schedules on many of the system orders received at the end of fiscal 1995.


Gross Margins

Gross margins, as a percentage of net revenues, declined to 48.3% from 51.3% and 49.8% for the prior and prior year quarters, respectively, as the result of product mix. Current quarter margins were also effected by higher costs associated with new product shipments.


Operating Expenses

Operating expenses were approximately $1.7 million for the current quarter approximating the levels of the prior year quarter and slightly below the $1.8 million for the prior quarter. The Company expects a gradual increase in operating expenses in the second half of fiscal 1996 reflecting the expansion of its sales force in primary markets to more effectively promote its expanded product line.


Other Income and Expense

The Company's net interest income increased to $98,000 for the current quarter compared to $40,000 for the prior year quarter reflecting higher interest yields on short-term investments along with increased collections on the Company's long-term contract receivables.

The Company recorded income of $88,000 in the current quarter on its 40% investment in Impact Systems Asia which compares to income of $97,000 and $22,000 for the prior and prior year's quarters, respectively. The significant improvements in profitability from the prior year quarter is the result of increased system shipments coupled with higher margins which are attributable to the effect of the falling dollar versus Japanese yen on purchases from the Company.


                         Liquidity and Capital Resources

The Company has cash balances and short-term investments of $6.2 million at June 30, 1995 and a current ratio of 4.1 to 1. The Company also has a domestic credit facility of $6.0 million (which expires in August, 1996) under which there are no loan balances outstanding. The Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least the current fiscal year.

Accounts payable balances increased by approximately $0.5 million during the current quarter as the result of the timing of inventory receipts and deliveries along with payment timing differences. Other liabilities decreased by approximately $0.3 million during the current quarter reflecting lower customer deposit balances.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 IMPACT SYSTEMS, INC.
                                 Registrant






Date:    August 10, 1995         By:  /s/ Robert M. Gorski
                                      --------------------
                                      Robert M. Gorski
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                           PART II - OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K



a)       Exhibit 27 - Financial Data Schedule