Form 10-Q
period 1995-09-30
IMPACT SYSTEMS INC /CA/
filed 1995-11-13
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

   X             Quarterly Report Under Section 13 or 15 (d)
------           of the Securities Exchange Act of 1934

                 For quarterly period ended September 30, 1995

                                       or

------ Transition Report Pursuant To Section 13 or 15(d) of The Securities and Exchange Act of 1934

                 For the transition period from _____ to ______.

                           Commission File No. 0-16227
                                               -------

                                IMPACT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                           94-2672923
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                             Number)

1075 East Brokaw Road, San Jose, California                     95131
                                                                -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                        (408) 453-3700
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X          No
                                                       ------          ------

At September 30, 1995 there were 10,290,376 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.

                          Quarterly Report on Form 10-Q

                                      INDEX

Part I:          Financial Information                                          Page Number
                                                                                -----------
         Item 1.          Financial Statements

                          Condensed Consolidated Balance Sheets                      3

                          Condensed Consolidated Statements of Operations            4

                          Condensed Consolidated Statements of Cash Flows            5

                          Notes to Condensed Consolidated Financial Statements       6

         Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        8

                 Signature                                                          10

Part II:         Other Information

         Item 8.          Exhibits and Reports on Form 8-K                          11

                          Exhibit 27 - Financial Data Schedule                      11

                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                          September 30,          March 31,
                                                                              1995                 1995
                                                                          -------------          ---------
ASSETS
Current assets:
       Cash and cash equivalents                                            $ 1,573               $ 3,247
       Short-term investments                                                 3,659                 2,953
       Trade and other accounts receivable                                    5,409                 4,057
       Inventories                                                            3,140                 2,858
       Prepaid expenses and other                                               130                    41
                                                                            -------               -------
      Total current assets                                                   13,911                13,156

Property and equipment, net of accumulated depreciation
   and amortization of $4,302 ($4,241 at March 31, 1995)                        247                   239
Non-current trade receivables                                                   695                   865
Minority equity investment in and advances to foreign                         1,002                   676
   affiliates
Other assets                                                                    214                   198
                                                                            -------               -------
                                                                            $16,069               $15,134
                                                                            =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 1,232               $   757
   Accrued installation and warranty costs                                      520                   456
   Accrued salaries, wages and employee benefits                                178                   477
   Accrued commissions                                                          259                   335
   Other liabilities                                                          1,124                 1,234
                                                                            -------               -------
      Total current liabilities                                               3,313                 3,259
                                                                            -------               -------
Stockholders' equity:
       Preferred stock, no par: 2,000,000 shares authorized;
       none outstanding
       Common stock, no par value; 20,000,000 shares authorized;
       10,290,376 and 10,203,500 shares issued and outstanding               24,844                24,776
       Accumulated deficit                                                  (11,808)              (12,616)
       Cumulative translation adjustments                                      (280)                 (285)
                                                                            -------               -------
       Total stockholders' equity                                           $12,756               $11,875
                                                                            -------               -------
                                                                            $16,069               $15,134
                                                                            =======               =======

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                  Three Months Ended                 Six Months Ended
                                                -----------------------           -----------------------
                                                     September 30,                     September 30,
                                                -----------------------           -----------------------
                                                 1995             1994             1995             1994
                                                ------           ------           ------           ------
Net revenues                                    $3,964           $4,101           $7,693           $8,042

Cost of goods sold                               1,913            1,998           $3,840           $3,978

                                                ------           ------           ------           ------
Gross margin                                     2,051            2,103            3,853            4,064
                                                ------           ------           ------           ------
Operating expenses:
   Research and development                        420              451              821              869
   Selling,general and                           1,400            1,285            2,679            2,612
   administrative
                                                ------           ------           ------           ------
      Total operating expense                    1,820            1,736            3,500            3,481

Operating income                                   231              367              353              583
Interest income, net                                87               38              185               78
Foreign currency gain (loss), net                   (2)              23               (5)              20
Equity in net income (loss) of                     186              (53)             274              (31)
   investee
                                                ------           ------           ------           ------
Net income before income taxes                     502              375              807              650
Income taxes                                        --               --               --               --
                                                ------           ------           ------           ------
Net income                                      $  502           $  375           $  807           $  650
                                                ======           ======           ======           ======

Net income per common share and
equivalent:
         Net income per common share            $  .05           $  .04           $  .07           $  .06
                                                ======           ======           ======           ======

       Common and common equivalent
       shares used in calculating
       income per share                         10,973           10,643           10,910           10,606
                                                ======           ======           ======           ======

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                              1995                  1994
                                                                             ------                ------
Cash Flows From Operating Activities:
Net income                                                                   $  807                $  650

Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                 90                    82
   Equity in net (income) loss of investee                                     (274)                   31
   Cumulative translation effects                                                 5                    58
   Changes in assets and liabilities:
          Trade and other accounts receivable                                (1,182)               (1,841)
          Inventories                                                          (282)                   34
          Prepaid expenses and other                                           (104)                 (133)
          Accrued installation and warranty costs                               197                  (215)
          Accounts payable                                                      475                   224
          Accrued salaries, wages and employee benefits                        (299)                  (81)
          Accrued commissions                                                   (76)                  130
          Other liabilities                                                    (243)                   25
                                                                             ------                ------

Cash (Used) By Operating Activities                                            (886)               (1,036)
                                                                             ------                ------
Cash Provided (Used) By Investing Activities:
Purchase of short-term investments                                             (706)                  (47)
Capital expenditures, net                                                       (98)                  (52)
Minority equity investment in and advances to affiliate                         (52)                   19
                                                                             ------                ------

Cash (Used) by Investing Activities                                            (856)                  (80)
                                                                             ------                ------
Cash Provided By Financing Activities:
Issuance of capital stock, net of expenses                                       68                    78
Repayment of borrowings                                                           -                     -
                                                                             ------                ------

Cash Provided By Financing Activities                                            68                    78
                                                                             ------                ------

Net (Decrease) in Cash and Cash Equivalents                                  (1,674)               (1,038)

Cash and Cash Equivalents At Beginning of Period                              3,247                 3,700
                                                                             ------                ------

Cash and Cash Equivalents at End of Period                                   $1,573                $2,662
                                                                             ======                ======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three months and six months ended September 30, 1995 and September 30, 1994 and cash flows for the six months ended September 30, 1995 and September 30, 1994. These statements should be read in conjunction with the March 31, 1995 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1995 (Form 10-K) previously filed with the Securities and Exchange Commission.

         The interim financial results are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - Receivables From Affiliate

         Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $1,064 and $76 at September 30, 1995 and March 31, 1995, respectively. Such receivables arose from the sale of systems and spare parts to the affiliate. Approximately $699 of the $1,064 is expected to be collected in the quarter ending December 31, 1995.

NOTE 3 - Balance Sheet Details

         Inventories
         Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.


                                                               September 30, 1995     March 31, 1995
                                                               ------------------     --------------
         Raw materials and components                                      $2,471             $2,463
         Work-in-process                                                      540                353
         Finished goods                                                        42                 42
         Systems at customer sites for evaluation                              87                  -
                                                                           ------             ------
                                                                           $3,140             $2,858
                                                                           ======             ======

         Minority Equity Investments in and Advances to Affiliates
         The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $595 at September 30, 1995 and $507 at March 31, 1995.


                                                                  September 30, 1995           March 31, 1995
                                                                  ------------------           --------------
         Other Assets
         ------------
         Building rent deposits and other                               $  214                     $  198

         Other Liabilities
         -----------------
         Accrued liabilities and other reserves                         $  797                     $  839
         Customer deposits                                                 327                        395
                                                                        ------                     ------
                                                                        $1,124                     $1,234
                                                                        ======                     ======

Note 4 - Income Per Common Share

         Income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants (using the treasury stock method).

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

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Net Revenues
Net revenues for the current quarter (ended September 30, 1995), at $4.0 million, were comparable to the $4.1 million recorded in the year ago quarter (ended September 30, 1994). On a year to date basis, the decrease from $8.0 million for the first six months of fiscal 1995 to $7.7 million for the comparable period of fiscal 1996 was the result of longer delivery schedules on certain orders received late fiscal 1995. The Company expects revenues for the second half of fiscal 1996 to exceed those of the comparable period of fiscal 1995.

Gross Margins
Gross margins, as a percentage of net revenues, were approximately the same for the second quarters of fiscal 1996 and fiscal 1995 at 51.7% and 51.3% respectively. The increase from 48.3% in the previous quarter (ended June 30, 1995) to 51.7% in the current quarter was primarily the result of the effect of fixed costs spread over a higher sales level as well as the mix of products shipped.

Operating Expenses
Operating expenses increased from $1.7 million in the year ago quarter to $1.8 million in the current quarter primarily as the result of costs associated with the Company's sales force expansion to serve primary markets and more effectively promote its expanded product line. The Company expects the gradual increase in operating expenses (over prior year levels) to continue through the remainder of fiscal 1996. For the first six months of fiscal 1996 and fiscal 1995, spending levels were approximately the same at $3.5 million as lower variable selling expenses (associated with lower net revenues) in fiscal 1996 were offset by sales force expansion costs.

Other Income and Expense
Net interest income increased to $87,000 in the current quarter compared to $38,000 for the prior year quarter reflecting increased collections on the Company's long-term contract receivables along with higher invested cash balances and interest rates as compared to the prior year period.

As the result of its significantly larger revenues in the current quarter versus the prior year quarter, the Company's minority owned affiliate, Impact Systems Asia, recorded a profit of approximately $465,000 compared to a loss of approximately $133,000 for the prior year quarter. The Company recognized approximately $186,000 in income and $53,000 in losses on its investment in Impact Systems Asia for the respective reporting periods. While the Company does not anticipate Impact Systems Asia to sustain the current quarter's revenue level, it does believe that the affiliate will continue to record improved operating results versus prior year levels.

                         Liquidity and Capital Resources

The Company had cash balances and short-term investments of approximately $5.2 million at September 30, 1995 and a current ratio of 4.2 to 1. There are no outstanding borrowings under the Company's $6.0 million domestic credit facility and the Company expects that existing cash balances together with cash flow from operation and borrowings, if necessary, will be adequate to meet its working capital requirements through at least fiscal 1996.

For the first six months of fiscal 1996 (ended September 30, 1995) cash and investments declined approximately $968,000 as the result of the timing of second quarter shipments (and associated payment terms). The Company expects to realize a significant increase in trade receivable collections during the quarter ended December 31, 1995 as proceeds from letters of credit and collections from Impact Systems Asia are received on second quarter shipments. Accounts payable balances increased by approximately $0.5 million during the quarter as the result of the timing of inventory receipts and associated payment terms.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IMPACT SYSTEMS, INC.
                                 Registrant

Date:    November 10, 1995       By:  /s/    Robert M. Gorski
                                      -----------------------------
                                      Robert M. Gorski
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)



                                      November 10, 1995

                           PART II - OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit 27   -   Financial Data Schedule