Form 10-Q
period 1995-12-31
IMPACT SYSTEMS INC /CA/
filed 1996-02-13
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   X              Quarterly Report Under Section 13 or 15 (d)
-------           of the Securities Exchange Act of 1934

                  For quarterly period ended December 31, 1995

                                                        or

                  Transition Report Pursuant To Section 13 or 15(d)
-------           of The Securities and Exchange Act of 1934

                  For the transition period from       to       .
                                                 -----    ------

                           Commission File No. 0-16227


                              IMPACT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


          California                                       94-2672923
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                               Number)


1075 East Brokaw Road, San Jose, California                   95131
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,
including area code:                                      (408) 453-3700


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

At December 31, 1995 there were 10,306,726 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.


                          Quarterly Report on Form 10-Q


                                      INDEX


Part I:           Financial Information                                                 Page Number
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets                             3

                           Condensed Consolidated Statements of Operations                   4

                           Condensed Consolidated Statements of Cash Flows                   5

                           Notes to Condensed Consolidated Financial Statements              6


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               8


Part II: Other Information


         Item 4.           Submission of Matters to a Vote of Security Holders               10


         Signature                                                                           11


         Item 6.           Exhibits and Reports on Form 8-K                                  12

                           Exhibit 27 - Financial Data Schedule                              12

                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                             December 31,             March 31,
ASSETS                                                                               1995                  1995
                                                                             ------------             ---------

Current assets:
       Cash and cash equivalents                                                  $ 1,955               $ 3,247
       Short-term investments                                                       3,714                 2,953
       Trade and other accounts receivable                                          5,635                 4,057
       Inventories                                                                  3,645                 2,858
       Prepaid expenses and other                                                      81                    41
                                                                                  -------               -------
      Total current assets                                                         15,030                13,156

Property and equipment, net of accumulated depreciation and                           239                   239
amortization of $4,331 ($4,241 at March 31, 1995)
Non-current trade receivables                                                         621                   865
Minority equity investment in and advances to foreign affiliates                    1,060                   676
Other assets                                                                          213                   198
                                                                                  -------               -------
                                                                                  $17,163               $15,134
                                                                                  =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $ 1,271                 $ 757
   Accrued installation and warranty costs                                            705                   456
   Accrued salaries, wages and employee benefits                                      305                   477
   Accrued commissions                                                                230                   335
   Other liabilities                                                                1,320                 1,234
                                                                                  -------               -------
      Total current liabilities                                                     3,831                 3,259
                                                                                  -------               -------



Stockholders' equity:
       Preferred stock, no par: 2,000,000 shares authorized;
       none outstanding
       Common stock, no par value; 20,000,000 shares authorized;
       10,306,726 and 10,203,500 shares issued and outstanding                     24,801                24,776
       Accumulated deficit                                                        (11,202)              (12,616)
       Cumulative translation adjustments                                            (267)                 (285)
                                                                                  -------               -------
       Total stockholders' equity                                                 $13,332               $11,875
                                                                                  -------               -------
                                                                                  $17,163               $15,134
                                                                                  =======               =======

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                    Three Months Ended                 Nine Months Ended
                                                       December 31,                       December 31,
                                               --------------------------          -------------------------
                                                 1995                1994             1995              1994
                                                 ----                ----             ----              ----
Net revenues                                   $4,441              $3,784          $12,133           $11,826

Cost of goods sold                              2,020               1,725          $ 5,859           $ 5,703
                                               ------              ------          -------           -------
Gross margin                                    2,421               2,059            6,274             6,123
                                               ------              ------          -------           -------

Operating expenses:
   Research and development                       427                 442            1,248             1,311
   Selling,general and administrative           1,544               1,274            4,223             3,886
                                               ------              ------          -------           -------

      Total operating expense                   1,971               1,716            5,471             5,197

Operating income                                  450                 343              803               926
Interest income, net                               84                  88              269               167
Foreign currency gain (loss), net                 (17)                (35)             (21)              (16)
Equity in net income (loss) of investee            90                 (16)             363               (47)
                                               ------              ------          -------           -------

Net income before income taxes                    607                 380            1,414             1,030
Income taxes                                       --                  --               --                --
                                               ------              ------          -------           -------
Net income                                     $  607              $  380          $ 1,414           $ 1,030
                                               ======              ======          =======           =======

Net income per common share and equivalent:
         Net income per common share           $  .06              $  .04          $   .13           $   .10
                                               ======              ======          =======           =======

       Common and common equivalent
       shares used in calculating income
       per share                               11,008              10,765           10,937            10,636
                                               ======              ======          =======           =======

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                                    1995                  1994
                                                                                    ----                  ----
Cash Flows From Operating Activities:
Net income                                                                         $1,414                $1,030

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                      135                   119
   Equity in net (income) loss of investee                                           (363)                   47
   Cumulative translation effects                                                      18                    66
   Changes in assets and liabilities:
           Restricted cash time deposits                                                -                    32
           Trade and other accounts receivable                                     (1,334)               (1,271)
           Inventories                                                               (787)                  140
           Prepaid expenses and other                                                 (55)                 (105)
           Accrued installation and warranty costs                                    249                   (42)
           Accounts payable                                                           514                    27
           Accrued salaries, wages and employee benefits                             (172)                  (39)
           Accrued commissions                                                       (105)                  182
           Other liabilities                                                           86                   (88)
                                                                                   ------                ------

Cash (Used) By Operating Activities                                                  (400)                   98
                                                                                   ------                ------

Cash Provided (Used) By Investing Activities:
Purchase of short-term investments                                                   (761)                 (486)
Capital expenditures, net                                                            (135)                 (106)
Minority equity investment in and advances to affiliate                               (21)                   18
                                                                                   ------                ------

Cash (Used) by Investing Activities                                                  (917)                 (574)
                                                                                   ------                ------

Cash Provided (Used) by Financing Activities:
Issuance of capital stock, net of expenses                                             81                   104
Repurchase of capital stock                                                           (56)                    -
                                                                                   ------                ------

Cash Provided By Financing Activities                                                  25                   104
                                                                                   ------                ------

Net (Decrease) in Cash and Cash Equivalents                                        (1,292)                 (372)

Cash and Cash Equivalents At Beginning of Period                                    3,247                 3,700
                                                                                   ------                ------

Cash and Cash Equivalents at End of Period                                         $1,955                $3,328
                                                                                   ======                ======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995, the results of operations for the three months and nine months ended December 31, 1995 and December 31, 1994 and cash flows for the six months ended December 31, 1995 and December 31, 1994. These statements should be read in conjunction with the March 31, 1995 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1995 (Form 10-K) previously filed with the Securities and Exchange Commission.

         The interim financial results are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - Receivables From Affiliate

         Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $769 and $76 at December 31, 1995 and March 31, 1995, respectively. Such receivables arose from the sale of systems and spare parts to the affiliate. Approximately $694 of the $769 is expected to be collected in the quarter ending March 31, 1996.

NOTE 3 - Balance Sheet Details

         Inventories

         Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.

                                                    December 31, 1995         March 31, 1995
                                                    -----------------         --------------
         Raw materials and components                          $2,735                 $2,463
         Work-in-process                                          781                    353
         Finished goods                                            42                     42
         Systems at customer sites for evaluation                  87                      -
                                                               ------                 ------
                                                               $3,645                 $2,858
                                                               ======                 ======

         Minority Equity Investments in and Advances to Affiliates

         The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $578 at December 31, 1995 and $507 at March 31, 1995.

                                                    December 31, 1995         March 31, 1995
                                                    -----------------         --------------
         Other Assets
         Building rent deposits and other                      $  213                 $  198

         Other Liabilities
         Accrued liabilities and other reserves                $  754                 $  839
         Customer deposits                                        566                    395
                                                               ------                 ------
                                                               $1,320                 $1,234
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

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



                              Results of Operations


Net Revenues

Net revenues for the current quarter (ended December 31, 1995), were $4.4 million compared to $3.8 million in the year ago quarter (ended December 31, 1994) and $4.0 million for the previous quarter (ended September 30, 1995). On a year to date basis revenues for the first nine months of fiscal 1996 were $12.1 million compared to $11.8 million for the same period of fiscal 1995. The increase in revenues during the third quarter of fiscal 1996 reflects improved market conditions for the Company's products, particularly its AdvantagePlus sensors and increases in overall system order levels in both the United States and Asia.

Gross Margins

Gross margins, as a percentage of net revenues, were virtually the same for the current quarter (54.5%) and prior year quarter (54.4%). The increase from 51% for the previous quarter (ended September 30, 1995) was primarily the result of the effect of fixed costs spread over a higher sales volume as well as product shipment mix. Gross margin percentages on a quarterly basis vary due to product mix.

Operating Expenses

Operating expenses increased from $1.7 million to $2.0 million on a comparable quarter basis reflecting primarily increased variable selling expenses associated with the higher sales volume. The current quarter also reflects costs associated with the Company's sales force expansion in its domestic market to more effectively promote its expanded product line. The Company expects operating expenses to remain above prior year levels, at least through the remainder of fiscal 1996.

Other Income and Expense

Net interest income of $84,000 for the current quarter approximates the $88,000 recorded in the prior year quarter as invested cash balances and interest rates were comparable. On a year to date basis the $269,000 in interest income for the first nine months of fiscal 1996 exceeded the $167,000 recorded in the first nine months of fiscal 1995 primarily as the result of increased collections on long-term contract receivables.

The Company's minority owned affiliate, Impact Systems Asia, recorded significant increases in order and shipment levels during fiscal 1996 versus fiscal 1995 resulting in substantial improvements in the Company's 40% equity investment. The Company recorded income of $363,000 for the first nine months of fiscal 1996 compared to a loss of $47,000 for the comparable fiscal 1995 period reflecting the increased shipment levels.

                         Liquidity and Capital Resources


The Company had cash balances and short-term investments of approximately $5.7 million _at December 31, 1995 compared to $6.2 million at March 31, 1995 and $5.2 million at the prior quarter's end (September 30, 1995). There are no outstanding borrowings under the Company's $6.0 million domestic credit facility and the Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least fiscal 1996.

For the first nine months of fiscal 1996 (ended December 31, 1995) cash and investments declined approximately $531,000 as the result of the timing of third quarter shipments (and associated payment terms). The Company expects that fourth quarter fiscal 1996 collections will meet or exceed its spending requirements. Inventory balances increased $787,000 for the first nine months of fiscal 1996 as the result of significant increases in the Company's backlog (and resultant work in process levels) at December 31, 1995 and investment in newer product line components. Accounts payable balances increased by approximately $514,000 for the first nine months of fiscal 1996 as the result of increased inventory receipts.

                           PART II - OTHER INFORMATION

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



On November 15, 1995, the Company's shareholders took the following actions at the Company's Annual Meeting of Shareholders:

Proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to management's nominees for the Company's Board of Directors as listed in the proxy statement, and all such nominees were elected to serve as directors for the ensuing year. Secondly, shareholders approved the 1995 Stock Option Plan which replaced the expired 1985 Stock Option Plan. The 1995 Plan authorizes the Board of Directors to grant options and rights to purchase Common Stock in order to provide additional incentives to employees and consultants and to promote the success of the Company's business. Finally, Price Waterhouse LLP was ratified as independent accountants for the current fiscal year.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   IMPACT SYSTEMS, INC.
                                   Registrant






Date: February 13, 1996        By:  /s/  Robert M. Gorski
                                    -----------------------------------------
                                    Robert M. Gorski
                                    Vice President, Finance &
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)


                                    February 13, 1996

                           PART II - OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K



a)       Exhibit 27   -   Financial Data Schedule