Form 10-K405
period 1996-03-31
IMPACT SYSTEMS INC /CA/
filed 1996-06-28
CIK 813740

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number:
     March 31, 1996                                             0-16227

                              IMPACT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
           California                                        94-2672923
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                1075 East Brokaw Road, San Jose, California  95131
               (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (408) 453-3700
                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
 Title of each class                                     on which registered
- --------------------                                    ---------------------
    None                                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes / x /   No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 1996 as reported on the NASDAQ National Market System, was approximately $22,274,015. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                 As of May 31, 1996, registrant had outstanding
                       10,370,776 shares of Common Stock.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                                    PART I
- -------------------------------------------------------------------------------
ITEM 1.  BUSINESS.

GENERAL
Impact Systems, Inc., founded in 1980, develops, manufactures, sells and services a wide spectrum of computer-based measurement and control systems to the paper industry. Impact's cross-direction (CD) measurement and control systems reduce CD variations in key variables occurring in the production of virtually all grades of paper. Actuators and sensors primarily improve quality and reduce operating costs which are important in market-limited situations. The Spectrum(TM) drying products are primarily used to improve production. Control of these variables is critical to improving paper quality, increasing production capacity, and reducing rejects, energy consumption and raw material costs. The Company's products have been specifically designed for integration with existing paper machine measurement and control systems.

The Company's paper industry expertise and specialized applications knowledge of cross-directional controls substantially enhance the development and marketing of its products. The Company's principal customers are among the larger worldwide paper companies normally with sales exceeding $1 billion annually. Additionally, the Company sells its products directly to large paper machine and coater manufacturers.

The Company is incorporated in California.

PRODUCTS
UnityPlus(TM); AdvantagePlus(TM)
The Company has cross-OEM (Original Equipment Manufacturer) agreements with Elsag Bailey, Inc., a wholly-owned indirect subsidiary of Elsag Bailey Process Automation N.V. (NYSE: EBY), Impact's largest shareholder (23.03 percent of Impact's outstanding common stock at March 31, 1996). Impact OEM's the "Unity" distributed control system and related software from Bailey. Unity is an integrated control system, designed for the paper machine floor. It incorporates the operator console, control processors, I/O (input/output), modules, control logic and graphic configuration tools into a single, self-contained distributed control system. Bailey OEM's Impact's complete line of cross-direction actuators and related software, drying systems, and the "AdvantagePlus" line of scanners and sensors which is specifically designed for Distributed Control Systems
(DCS). The combination UnityPlus product (Unity and AdvantagePlus) is a complete, fully expandable DCS system, incorporating the latest technological advances in cross-direction actuators and sensors -- specifically designed to eliminate the hardware and software redundancy commonly found in conventional packaged control systems. Installation of the UnityPlus product results in a true 'single window' paper machine control system, giving high reliability and flexibility. See Note 10 of Notes to the Consolidated Financial Statements - Related Party Transactions.

The Impact Advantage line of scanning paper machine sensors was introduced at a paper industry trade show (TAPPI Process Control) in 1989, and the Company began shipping its AdvantagePlus line in December 1991. The line offers a comprehensive array of on-line sensors for the paper machine, including Basis Weight, Infrared Moisture, Caliper, Microwave Moisture, Ash, and Direct Coat Weight. These sensors may be used as standalone measurement systems which may be easily interfaced to any distributed control system or the customer's existing packaged control system. Alternatively, the Advantage line supplies weight and moisture software controls, display and MIS reports in a completely self-contained process control system configuration.

Infra-Pac(TM)
The Infra-Pac electric infrared actuator for CD moisture control uses a sectionalized, high intensity infrared drying process to control moisture across the width of the paper sheet or to provide specialized drying for coated processes. Now in its third generation frame design and power supply, the product design allows for long lamp life and the efficient cost due to its Unity Power Factor. Of the installed electric infrared systems in operation worldwide, approximately 80 percent are Impact's.

Therma-Jet(TM)
The Therma-Jet variable temperature air-jet actuator for CD caliper control uses a high velocity variable temperature air jet system which causes a calender roll to expand or contract at logical intervals, thereby adjusting the compression between two rolls and thus the thickness of the paper sheet. Ultra-Jet(TM) II, a higher source, greater zone resolution (1 1/2" control zones) version was introduced within the last two years and provides the standard for high power, high resolution CD caliper control systems.

Dyna-Step(TM)
The Dyna-Step stepper motor actuator for CD weight control automatically adjusts the opening through which the slurry flows out of the paper machine headbox, permitting greater control of weight across the paper sheet. The unique SimulStep(TM) feature moves all actuators in parallel for fast response to major upsets or grade changes.

Aqua-Pac(TM)
The Aqua-Pac remoisturizing actuator for CD moisture control corrects moisture profile variations by adding water to the dry areas of the paper sheet. Designed for high reliability and ease of maintenance, it can reduce CD moisture variations by up to 80 percent.

Spectrum-IR(TM) II Gas
The Spectrum-IR II Gas Infrared Drying System is specifically designed for coating, sizing and drying applications. Its virtually instantaneous cooldown eliminates fire hazards associated with conventional gas systems. Spectrum-IR can add additional drying without additional space to achieve paper machine speed increase. Impact also offers the recently introduced Spectrum III Dual IR System with higher IR and drying output.

The Company's products are also sold as systems consisting of one or more actuators plus a data network and various options for operator stations. These complete systems are designed as add-ons to existing paper machines functioning with existing measurement systems supplied by other measurement system suppliers. Impact's actuators and measurement systems are also sold independently, without an operator station, in which case the operator interface, control system is provided by the user's control measurement system.

BACKLOG
The Company's systems backlog as of March 31, 1996, was approximately $8.8 million, as compared with approximately $6.0 million as of March 31, 1995. Backlog generally represents orders for systems scheduled for delivery within six months. The Company typically ships its systems within three to six months after receipt of an order and the majority of its current backlog is scheduled for delivery within six months. Customers can reschedule shipping dates to coordinate with their installation timetables. Due to the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period. While the Company believes operating results are highly dependent upon the economic environment, it has not experienced significant seasonal variations in the demand for its products.

SALES AND SERVICE
The Company markets its products through a direct sales and marketing force or manufacturers representatives who are supported by Impact's sales and service organization. Most of the Company's sales personnel are engineers with prior experience in papermaking or in the sale of specialized capital equipment to the paper industry. The Company's sales force is supported by field service and engineering personnel who are responsible for managing the installation and maintenance of Impact's products.

COMPETITION AND INDUSTRY CONDITIONS
The market for the sale of process control products to paper companies is highly competitive. Impact's principal competitors in its actuator and process control systems business are ABB and Measurex. Impact also competes with a small number of regional companies.

Competition is based primarily on performance, product quality and reliability, as well as price, service and support capability, and corporate reputation. Impact believes that a particularly important competitive factor is the degree of applications engineering provided in the sale of the system.

The paper industry is capital intensive and highly cyclical. Expenditures on capital equipment by paper manufacturers have tended to vary in cycles that reflect overall economic conditions. In the event of an economic slowdown, spending on capital equipment by the paper industry is likely to decrease. As a result, orders for the Company's products, and therefore its operating results, may be adversely affected during such periods. From 1989 through 1993, the paper industry was in a recession, adversely affecting capital spending. The situation improved in fiscal 1994, particularly in the United States, as demand for paper products more closely met capacity thereby stimulating capital investment. Starting in calendar 1996, most paper companies showed symptoms of a weaker market with lower demand and prices. A number of paper companies have indicated that certain indicators are present which could signal that conditions in the industry are improving which could result in other paper price increases. Capital equipment expenditures could be adversely affected if the lower demand and prices continue.

WORKING CAPITAL PRACTICES
The Company believes its working capital practices are consistent with those of its industry. Inventory purchases are generally for current production and service demand requirements. Cash, in excess of current payment obligations, is generally invested in secured short-term interest-bearing instruments such as Treasury bills. Customer payment terms are consistent with industry practices.

MANUFACTURING
The Company manufactures its products at its headquarters in San Jose, California. Manufacturing operations consist primarily of final assembly, test and quality control of materials and components. The Company uses standard parts and components for its products, and in most cases multiple vendors are available.

RESEARCH AND PRODUCT DEVELOPMENT
From fiscal 1994 through 1996, the Company reinvested between approximately 10 and 11 percent of its net revenues in research and development. The Company's research and development expenses are expected to be directed toward enhancements of its existing product line and expansion of the Company's system integration capabilities at least through fiscal 1997.

PATENTS AND LICENSES
The Company holds sixteen U.S. patents and also has a number of patents filed or pending in foreign countries and will continue to seek patent coverage for its inventions in both the United States and foreign countries. The Company will continue to seek proprietary protection for its inventions, trademarks and copyrights where appropriate. The Company has in the past and will continue to take legal action to uphold its patents.

EMPLOYEES
At March 31, 1996, the Company had 80 full-time employees, including 18 located outside of the United States.

RISK FACTORS
Paper industry demand
As indicated previously (Competition and Industry Conditions), the Company's market is the paper industry, and as such, is subject to certain risks inherent with operating in a highly cyclical and, to some extent, unpredictable marketplace. The Company's customers are typically large corporations with lengthy procurement processes. The approval process often involves competing capital budget considerations making the timing of actual purchase orders difficult to predict, especially during economic downtimes. The paper industry has in the past and most likely will be in the future subject to substantial swings in demand for its products which effect the level of capital expenditures in any given period, thereby effecting the Company's overall order rate.

Timing of orders/shipments
Given the lengthy and unpredictable nature of the Company's order cycle and the relatively large percentage of total quarterly revenue which may be represented by a single system shipment, the timing of shipments could cause substantial positive or negative fluctuations in the Company's quarter-to-quarter financial performance. In addition to the uncertainty of purchase order timing, shipment dates can also be effected by the ability of a paper mill to schedule installation which often requires the shut down of the paper machine.

International operations/markets
As a significant portion of the Company's revenue has historically been derived from export sales, it is subject to certain risks associated with international operations and shipments such as letters of credit, fluctuations in currency exchange rates, import licenses, regulatory requirements, and economic conditions of local markets. The Company's operating results could be adversely effected by the inability to obtain appropriate export documents or by shifts in the economic conditions effecting local markets or currencies.

ITEM 2.               PROPERTIES.

The Company's corporate offices, research and development facilities, and primary manufacturing facilities are located in San Jose, California and total approximately 46,640 square feet. The Company also leases several sales offices. The Company believes that its existing facilities are adequate to meet current requirements.

ITEM 3.               LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings which it believes will materially and adversely affect its financial condition or results of operations.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

- -------------------------------------------------------------------------------
                                     PART II
- -------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The following table sets forth the range of high and low closing sale prices in dollars reported on the NASDAQ National Market System under the symbol MPAC for the periods indicated. There were approximately 2,386 shareholders of record of Common Stock on May 31, 1996 based on transfer agent's listings and broker dealer demand for proxy statements on behalf of beneficial owners.

Fiscal Year Ended            March 31, 1995           March 31, 1996
- -----------------            -----------------        -----------------
                             High         Low          High         Low
    First Quarter           1 5/8        1 1/4        2 3/16        1 15/16

    Second Quarter          1 3/4        1 1/4        3 1/16        2

    Third Quarter           2            1 9/16       2 15/16       2 1/16

    Fourth Quarter          2 5/16       1 1/2        3 9/16        2 1/2

On May 31, 1996, the closing trade was priced at $3 5/16 per share.

The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

ITEM 6.               SELECTED FINANCIAL DATA.

                                                     YEAR ENDED MARCH 31,
- -------------------------------------------------------------------------------------------
                                          1992      1993      1994      1995     1996
                                          ----      ----      ----      ----     ----
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
(in thousands, except per share amounts)

Net revenues                             $16,851   $14,551   $13,295   $15,709   $17,765
                                         -------   -------   -------   -------   -------

Costs and expenses:
  Cost of goods sold                       8,713     6,907     6,046     7,603     8,627
  Research and development                 1,974     1,603     1,492     1,758     1,752
  Selling, general and administrative      7,017     5,463     5,063     5,217     5,908
  Provision for restructuring              6,810        --        --        --        --
                                         -------   -------   -------   -------   -------
Total costs and expenses                  24,514    13,973    12,601    14,578    16,287
                                         -------   -------   -------   -------   -------

Operating income (loss)                   (7,663)      578       694     1,131     1,478
Interest income (expense), net              (355)        8       167       284       333
Foreign currency gain (loss), net             85       (55)      (64)      (23)      (19)
Equity in net income (loss)
   of investee                                43       (43)       35        50       199
                                         -------   -------   -------   -------   -------
Income (loss) before income taxes
   and extraordinary credit               (7,890)      488       832     1,442     2,029
Income tax                                    --       195        --        --        --
                                         -------   -------   -------   -------   -------
Income (loss) before
   extraordinary credit                   (7,890)      293       832     1,442     2,029
Extraordinary credit from utilization
   of net operating loss
   carryforwards                              --       151        --        --        --
                                         -------   -------   -------   -------   -------
Net income (loss)                        $(7,890)  $   444   $   832   $ 1,442   $ 2,029
                                         =======   =======   =======   =======   =======
Income (loss) per share:

Income (loss) before
   extraordinary credit                  $  (.74)  $   .03   $   .07   $   .14   $   .19
Extraordinary credit from utilization
   of net operating loss
   carryforwards                              --       .01        --         --       --
                                         -------   -------   -------   -------   -------
Net income (loss)                        $  (.74)     $.04   $   .07   $   .14   $   .19
                                         =======   =======   =======   =======   =======

Weighted average common and common
equivalent shares                         10,711    12,107    11,376    10,677    10,949
                                         =======   =======   =======   =======   =======

                                                             MARCH 31,
- ----------------------------------------------------------------------------------------
                                            1992      1993      1994    1995      1996
                                         -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEETS DATA:
(in thousands)
Working capital                          $ 8,387   $ 9,631   $ 8,492   $ 9,897   $12,120
Total assets                             $18,684   $15,177   $13,597   $15,134   $18,120
Long-term obligations,
  less current portion                        --        --        --        --        --
Stockholders' equity                     $10,770   $11,020   $10,213   $11,875   $13,975

NOTE: No cash dividends were declared or paid during any of the five years presented.

INTERIM FINANCIAL INFORMATION (unaudited)
(in thousands, except per share amounts)

                                        FISCAL 1996 QUARTER ENDED
                               --------------------------------------------
                               JUNE 30,   SEPTEMBER    DECEMBER    MARCH 31,
                                 1995      30, 1995    31, 1995      1996
                               ---------   ---------   ---------   ---------

Net revenues                   $   3,729   $   3,964   $   4,441   $   5,631
Gross margin                       1,802       2,051       2,421       2,864
Operating expenses                 1,680       1,820       1,971       2,189
Net income                           305         502         607         615
Net income per share                 .03         .05         .06         .06


                                         FISCAL 1995 QUARTER ENDED
                               --------------------------------------------
                               JUNE 30,    SEPTEMBER   DECEMBER    MARCH 31,
                                1994        30, 1994   31, 1994       1995
                               ---------   ---------   ---------   ---------

Net revenues                   $   3,941   $   4,101   $  3,784    $   3,883
Gross margin                       1,961       2,103      2,059        1,983
Operating expenses                 1,745       1,736      1,716        1,778
Net income                           275         375        380          412
Net income per share                 .03         .04        .04          .04

ITEM     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

INTRODUCTION
The financial results of the Company for fiscal 1996 reflected the continued growth of the paper industry market following a five year slowdown from fiscal 1989 through fiscal 1993. Demand for paper products expanded to meet paper manufacturer's capacity resulting in the reinstatement of capital investment programs including the Company's products. The Company also benefited from its continued emergence in the sensor market as system shipments of its Advantage sensor product line increased nearly 60% from fiscal 1995 levels.

The Company's net revenues increased 18% from fiscal 1994 to fiscal 1995 and 13% from fiscal 1995 to fiscal 1996. Net income has increased 73% and 41%, respectively, over the same fiscal periods. With respect to the Company's liquidity, cash, cash equivalents, and short-term investments increased from $5.7 million at March 31, 1994 to $6.2 million at March 31, 1995 and $6.5 million at March 31, 1996. The Company's current ratio improved from 3.5 to 1 at March 31, 1994 to 3.9 to 1 at March 31, 1996.

The Company's results are highly dependent upon economic conditions effecting the paper industry and, consequently, orders tend to reflect the cyclical demand for paper products worldwide. Although the Company has benefited from the relatively recent turnaround of the paper industry there is no certainty that economic conditions will be sustained in future fiscal periods. Beginning in calendar 1996, paper demand and prices have begun to weaken. This downturn could negatively affect future capital equipment purchases by paper manufacturing companies.

NET REVENUES
Net revenues for the year ended March 31, 1996 were $17.8 million compared to $15.7 million for the year ended March 31, 1995 and $13.3 million for the year ended March 31, 1994. The year to year increase from fiscal 1994 to fiscal 1996 is primarily attributable to the paper industry economic recovery which began in late fiscal 1994. Demand for paper products, particularly in the United States market, grew to meet paper manufacturer's capacity resulting in improved demand for the Company's products. The Company's new Advantage sensor product line also contributed to the increase in revenues from fiscal 1995 to fiscal 1996 as the geographic market for the product expanded in response to enhanced sales and marketing coverage.

COST OF GOODS SOLD
Cost of goods sold (systems and spare parts shipments) were relatively consistent (as a percentage of net revenue) for the past three fiscal years amounting to 46%, 48% and 49% for fiscal 1994, fiscal 1995, and fiscal 1996 respectively. The increase from fiscal 1994 to fiscal 1996 is principally attributable to costs associated with new product shipments. Cost of goods sold reflect the material, labor and overhead expenses related to system and spare parts shipments and can vary with fluctuations in product mix.

RESEARCH AND DEVELOPMENT
The Company's research and development program has primarily been directed at system integration and interface enhancements the past three fiscal years and amounted to $1.5 million, $1.8 million, and $1.8 million in fiscal 1994, fiscal 1995 and fiscal 1996, respectively. As mentioned previously, shipments of Advantage sensor products increased approximately 60% from fiscal 1995 to fiscal 1996 and a significant portion of research and development resources were directed toward the newer product line. For fiscal 1997, the Company expects research and development costs to remain relatively consistent with prior year levels.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
Selling, general and administrative expenses increased from $5.1 million in fiscal 1994 to $5.2 million in fiscal 1995 and $5.9 million in fiscal 1996. Most of the year to year increases in SG&A were the result of higher variable costs associated with the increased shipment levels. Spending in fiscal 1996 included costs to expand the Company's sales force in primary markets in order to more effectively promote its broadened product line.

OTHER INCOME AND EXPENSE
Net interest income increased from $167,000 in fiscal 1994 to $284,000 in fiscal 1995 and $333,000 in fiscal 1996 reflecting primarily the gradual increase in invested cash balances from year to year.

Foreign currency gains and losses have not been material for the three fiscal years ended March 31, 1996.

The Company realized a significant increase in its 40% investment in Impact Systems Asia during fiscal 1996, as the recorded net income from its minority affiliate increased to $199,000 compared to $35,000 and $50,000 in fiscal 1994 and fiscal 1995, respectively. The fiscal 1996 results for Impact Systems Asia reflect a dramatic increase in shipments from the prior two years as the Japanese paper industry emerged from a prolonged recession. The Company expects fiscal 1997 shipments for the affiliate to decline over fiscal 1996 levels as the extraordinary order rate is not expected to be sustained.

INCOME TAXES
At March 31, 1996, the Company had net operating loss carryforwards of approximately $5.0 million for federal income tax purposes. The Company also had tax credit carryforwards of approximately $1.0 million and $0.1 million for federal and state income tax purposes, respectively. The net operating loss carryforwards and tax credits expire principally between fiscal 2004 and 2007.

Due to the cyclicality and volatility of the paper industry (See Risk Factors in Item 1. Business), the Company has provided a valuation allowance of approximately $3.9 million for the uncertainty of realization of certain deferred tax assets at March 31, 1996, as it is not assured that these deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal 1996, the Company continued to build its cash and liquidity position as cash and short-term investments (treasury bills) increased from $6.2 million at March 31, 1995 to $6.5 million at March 31, 1996. At both March 31, 1995 and March 31, 1996 the Company had no outstanding bank borrowings and its current ratio was 4.0 to 1 and 3.9 to 1 at the end of fiscal 1995 and fiscal 1996, respectively. The Company also has a short-term credit facility of $6.0 million which is used to issue standby letters of credit to certain customers. At March 31, 1996 there were no advances and $365,000 in standby letters of credit outstanding (all of which expired by April 16, 1996). The credit line is secured by accounts receivable, inventory equipment and intangible rights. The Company is in compliance with all covenants, including quarterly profitability, a minimum quick ratio and tangible net worth and a maximum debt to tangible net worth ratio at March 31, 1996. See Note 5 of Notes to the Consolidated Financial Statements-Borrowing Arrangements. The short-term credit facility expires in August, 1996 and the Company is currently investigating its options with respect to another extension with the current lender or possibly a new line with a different lender. The Company expects that existing cash balances together with cash flow from operations and bank borrowings, if necessary, will be adequate to meet its working capital requirements through fiscal 1997.

Trade receivables increased by approximately $1.8 million during fiscal 1996 as the result of the increased shipment volume and the timing of fiscal 1996 fourth quarter shipments. Of the $5.9 million in current trade receivables at March 31, 1996, the Company collected approximately $3.3 million by May 31, 1996.

Inventories increased $662,000 during fiscal 1996 primarily as the result of increased orders and shipments of the Company's newer sensor product line. The increase also is partly attributable to a higher year end sales backlog at March 31, 1996 versus March 31, 1995.

NEW ACCOUNTING PRONOUNCEMENT
In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, proforma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will also be required. The Company is reviewing the alternatives under SFAS 123, but does not expect there will be any effect on the financial condition and results of operations of the Company as a result of the adoption of this Statement. The Company is required to adopt this Statement in fiscal 1997.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              IMPACT SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1994, 1995, AND 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Impact Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 28 present fairly, in all material respects, the financial position of Impact Systems, Inc. and its subsidiaries at March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
May 15, 1996

                              IMPACT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,
                                                                     ---------------------
                                                                        1995       1996
                                                                     ---------   ---------
                                                                        (In thousands)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                          $   3,247   $   2,736
  Short-term investments                                                 2,953       3,752
  Trade receivables, net of allowances of $79 and $48                    3,958       5,864
  Receivables from employees and affiliates                                 99         339
  Inventories                                                            2,858       3,536
  Prepaid expenses and other assets                                         41          38
                                                                     ---------   ---------
    Total current assets                                                13,156      16,265

Property and equipment, net                                                239         224
Non-current trade receivables                                              865         810
Minority equity investment in and advances to foreign affiliates           676         608
Other assets                                                               198         213
                                                                     ---------   ---------
                                                                     $  15,134   $  18,120
                                                                     =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                                   $     757   $   1,029
  Accrued installation and warranty costs                                  456         957
  Accrued salaries, wages and employee benefits                            477         481
  Accrued commissions                                                      335         236
  Other liabilities                                                      1,234       1,442
                                                                     ---------   ---------
    Total current liabilities                                            3,259       4,145
                                                                     ---------   ---------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock, no par;
    2,000,000 shares authorized; none outstanding                           --          --
  Common stock, no par: 20,000,000 shares authorized;
    10,203,500 and 10,328,976 shares issued and outstanding             24,776      24,850
  Accumulated deficit                                                  (12,616)    (10,587)
  Cumulative translation adjustment                                       (285)       (288)
                                                                     ---------   ---------
    Total stockholders' equity                                          11,875      13,975
                                                                     ---------   ---------
                                                                     $  15,134   $  18,120
                                                                     =========   =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED MARCH 31,
                                                            ---------------------------------
                                                              1994         1995        1996
                                                         (In thousands, except per share amounts)

Net revenues                                                $  13,295   $  15,709   $  17,765

Cost of goods sold                                              6,046       7,603       8,627
                                                            ---------   ---------   ---------

Gross margin                                                    7,249       8,106       9,138
                                                            ---------   ---------   ---------

Operating expenses:
  Research and development                                      1,492      1,758        1,752
  Selling, general and administrative                           5,063      5,217        5,908
                                                            ---------   ---------   ---------
Total operating expenses                                        6,555      6,975        7,660
                                                            ---------   ---------   ---------

Operating income                                                  694      1,131        1,478
Interest income                                                   179        298          344
Interest expense                                                  (12)       (14)         (11)
Foreign currency gain (loss), net                                 (64)       (23)          19
Equity in net income of investee                                   35         50          199
                                                            ---------   ---------   ---------

Income before income taxes                                        832      1,442        2,029
Income taxes                                                       --         --           --
                                                            ---------   ---------   ---------

Net income                                                  $     832   $   1,442   $   2,029
                                                            =========   =========   =========

Net income per share:
     Income before income taxes                             $     .07   $     .14   $     .19
     Income taxes                                                  --          --          --
                                                            ---------   ---------   ---------
     Net income                                             $     .07   $     .14   $     .19
                                                            =========   =========   =========

Weighted average common and common equivalent shares          11,376       10,677      10,949
                                                            =========   =========   =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         COMMON STOCK                              CUMULATIVE
                                         ------------          ACCUMULATED         TRANSLATION
                                     SHARES         AMOUNT       DEFICIT           ADJUSTMENT      TOTAL
                                     ------         ------     -----------         -----------     -----
Balance at March 31, 1993          11,746,408       $26,279     $(14,890)            $(369)       $11,020

Issuance of common stock               50,201            37                                            37

Repurchase and retirement of       (1,754,459)       (1,675)                                       (1,675)
common stock

Foreign currency translation
  adjustments                                                                           (1)            (1)

Net income                                                           832                              832
                                   ----------       -------     --------             -----        -------

Balance at March 31, 1994          10,042,150        24,641      (14,058)             (370)        10,213

Issuance of common stock              161,350           135                                           135

Foreign currency translation
  adjustments                                                                           85             85

Net income                                                         1,442                            1,442
                                   ----------       -------     --------             -----        -------

Balance at March 31, 1995          10,203,500        24,776      (12,616)             (285)        11,875

Issuance of common stock              150,476           130                                           130

Repurchase and retirement of          (25,000)          (56)                                          (56)
  common stock

Foreign currency translation
  adjustments                                                                           (3)            (3)

Net income                                                         2,029                            2,029
                                   ----------       -------     --------             -----        -------

Balance at March 31, 1996          10,328,976       $24,850     $(10,587)            $(288)       $13,975
                                   ==========       =======     ========             =====        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED MARCH 31,
                                                                     -------------------------------
                                                                       1994        1995        1996
                                                                       ----        ----        ----
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   832     $ 1,442     $ 2,029
Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
    Depreciation and amortization                                        147         134         177
    Equity in net income of investee                                     (35)        (50)       (199)
    Translation (gain) loss                                                6          27         (28)
    Changes in assets and liabilities
         Restricted cash time deposits                                   220          32        --
         Trade receivables, net                                          (62)     (1,283)     (1,810)
         Other receivables                                                36         100        (238)
         Inventories                                                    (241)        298        (662)
         Prepaid expenses and other assets                                73         (69)        (12)
         Accounts payable                                                122         (70)        271
         Accrued installation and warranty costs                        (133)       (499)        488
         Accrued salaries, wages and employee benefits                    86         184         (19)
         Accrued commissions                                              61          67         (99)
         Other liabilities                                                45         162         208
                                                                     -------     -------     -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            1,157         475         106
                                                                     -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments, net                                 (468)       (934)       (799)
Capital expenditures, net                                                 (4)       (156)       (158)
Minority equity investment in and net receipts from affiliates            25          18         235
                                                                     -------     -------     -------
CASH USED IN INVESTING ACTIVITIES                                       (447)     (1,072)       (722)
                                                                     -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock and warrants, net of expenses                   37         135         130
Repurchase and retirement of capital stock                            (1,675)       --           (56)
Repayment of  borrowings                                                (950)       --          --
                                                                     -------     -------     -------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (2,588)        135          74
                                                                     -------     -------     -------

EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH                              (7)          9          31
                                                                     -------     -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,885)       (453)       (511)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         5,585       3,700       3,247
                                                                     -------     -------     -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 3,700     $ 3,247     $ 2,736
                                                                     =======     =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest                                                      $    19     $    12     $    10
       Income taxes                                                  $     6     $    10     $    33

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact Systems, Inc. develops, manufactures, sells and services computer-based actuator, measurement and control systems to reduce variations which occur in the production of all major types of paper. Impact's products enable paper manufacturers to improve paper quality, increase production and reduce waste, energy consumption and raw material costs.

The Company has adopted accounting practices which are generally accepted in the industry in which it operates. The following are the Company's significant accounting policies:

Financial statement presentation

The preparation of financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual amounts could differ from those estimates.

Principles of consolidation and accounting for minority-owned investees

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Operations of a company incorporated in Japan in which the Company owns a minority interest of 40 percent are accounted for using the equity method.

Cash and cash equivalents and short-term investments

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition. Short-term investments, which consist of government treasury bills or bank certificates of deposits with original maturities of more than three but less than twelve months, are considered held-to-maturity investments and are stated at amortized cost which approximates market value.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, labor, and overhead components.

Property and equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Maintenance and repair costs are expensed as incurred.

Revenue recognition

Revenue related to sales of production systems is recognized upon shipment. Customer acceptance is generally three to nine months after shipment, but may take longer to accommodate the customer's production schedule in order to allow for installation. Contractual terms govern the timing with respect to when sales are billable; such terms vary among contracts.

Net revenues included approximately $4.4 million in fiscal 1994, $4.8 million in fiscal 1995, and $5.3 million in fiscal 1996 relating to system service revenues and system spare part sales.

Concentration of credit risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist primarily of trade receivables. The Company's principal customers are large paper companies and paper machine and coater manufacturers in North America, Europe, the Far East and Brazil. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During each of fiscal 1994 and fiscal 1996, no one customer accounted for sales greater than 10 percent of consolidated net revenues. In fiscal 1995, sales to one customer accounted for approximately 10 percent of consolidated net revenues. The Company provides an allowance for doubtful accounts based on historical trends and other current factors. Historically, the Company has not experienced significant losses related to trade receivables.

Installation and warranty costs

Systems are generally covered by warranties for periods of one or five years, depending on the product. An accrual is provided for estimated warranty costs and for estimated installation costs, based upon historical experience, in conjunction with the recognition of revenue on the related sale.

With respect to systems sold with performance guarantees, an estimate is made of the potential cost of complying with such guarantees and a provision is made as part of the installation and warranty accrual at the time of shipment.

Advertising

Advertising costs are expensed as incurred. Advertising expense amounted to approximately $214,000, $152,000 and $178,000 for the years ended March 31, 1994, 1995, 1996.

Income taxes

The Company accounts for income taxes using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the differences between the financial reporting and tax bases of the Company's assets and liabilities.

The Company provides U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future.

Foreign currency translation and hedging

The functional currency of each foreign operation is its local currency. Accordingly, all assets and liabilities are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly as a separate component of stockholders' equity.

Gains or losses resulting from foreign currency transactions are computed using current exchange rates and are included in the Consolidated Statements of Operations in the period incurred.

In certain situations, forward exchange contracts are purchased to hedge certain foreign denominated assets. Gains and losses on hedge contracts are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. At March 31, 1996, the Company was not a party to any foreign exchange contracts.

Stock based compensation

The Company grants stock options for a fixed number of shares with an exercise price normally equal to the fair value of the shares at the date of the grant (see Note 7). The Company accounts for stock option grants in accordance with APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options granted with an exercise equal to or above fair value is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation." This Statement , which encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model, also permits an election to continue following the provisions of APB No. 25, with proforma footnote disclosure required of what net income and earnings per share would have been under SFAS No. 123's approach to valuing and expensing stock options. The Company is reviewing the alternatives under SFAS 123, but does not expect there will be any effect on the financial condition and results of operations of the Company as a result of the adoption of this Statement. The Company is required to adopt this Statement in fiscal 1997.

Earnings per share

Primary earnings per common and common equivalent share is computed using the weighted average number of common stock outstanding during the period, and for incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share did not differ materially from primary earnings per share.

NOTE 2 - CONSOLIDATED BALANCE SHEETS DETAILS:

                                                               MARCH 31,
                                                      -------------------------
                                                        1995             1996
                                                        ----             ----
                                                           (In thousands)
Cash and cash equivalents
Cash                                                  $ 1,034           $ 1,373
Money market deposits                                   2,098             1,363
Bank certificates of deposit                              115              --
                                                      -------           -------
                                                      $ 3,247           $ 2,736
                                                      =======           =======

Short-term investments
U.S. Treasury bills                                   $ 2,953           $ 3,752
                                                      =======           =======

Inventories
Raw materials and components                          $ 2,463           $ 2,964
Work-in-process                                           353               530
Finished goods                                             42                42
                                                      -------           -------
                                                      $ 2,858           $ 3,536
                                                      =======           =======
Property and equipment
Machinery and equipment                               $ 3,055           $ 3,145
Furniture and fixtures                                    532               532
Leasehold improvements                                    509               502
Demonstration equipment                                   384               418
                                                      -------           -------
                                                        4,480             4,597

Less:  Accumulated depreciation                        (4,241)           (4,373)
                                                      -------           -------
                                                      $   239           $   224
                                                      =======           =======

Other liabilities
Accrued liabilities and other                         $   839           $   585
Customer deposits                                         395               857
                                                      -------           -------
                                                      $ 1,234           $ 1,442
                                                      =======           =======

Of the $4,037,000 and $5,912,000 of gross current trade receivables at March 31,1995 and 1996, respectively, $368,000, and $500,000, respectively, represent the current portion of long-term trade receivables. Contractual customer payment terms are staggered and can relate to drawings, sign-off's, delivery, startup, performance trials and warranty periods. Such amounts are contractually tied to performance trials, passage of time and warranty periods.

NOTE 3 - RECEIVABLES FROM EMPLOYEES AND AFFILIATES:

At March 31, 1995, receivables from employees and affiliates included $76,000 of trade receivables from Impact Asia and $23,000 of loans or advances to employees for relocation and travel. An additional $83,000 of long-term promissory notes due from employees has been included in other assets.

At March 31, 1996, receivables from employees and affiliates included $311,000 of trade receivables from Impact Asia and $28,000 of loans or advances to employees for relocation and travel. An additional $97,000 of long-term promissory notes due from employees has been included in other assets.

NOTE 4 - MINORITY EQUITY INVESTMENT IN AND ADVANCES TO FOREIGN AFFILIATES:

Impact Systems Asia KK (Impact Asia) was formed in Japan in 1986 to facilitate marketing of Impact's products in Japan. Presently, the Company has a 40 percent interest in Impact Asia and records 40 percent of its equity in the affiliate's net income or loss. Advances to Impact Systems Asia amounted to $507,000 and $269,000 at March 31, 1995 and March 31, 1996, respectively.

NOTE 5 - BORROWING ARRANGEMENTS:

In August 1994, the Company finalized the extension and expansion of its primary domestic credit facility. The revolving credit line was increased to $6.0 million (from $4.0 million). The interest rate on any outstanding loan balances under the facility is the prime rate (8.25% at March 31, 1996). The expiration date of the revolving credit line was extended from August 15, 1995 to August 15, 1996, subject to the terms of the facility agreement. At March 31, 1996, there were no loan balances outstanding under this line, although the Company had issued $365,000 in standby letters of credit under the facility. Fees under the revolving credit line are immaterial and collateral for borrowings consists of accounts receivable, inventory, equipment and intangible rights. As of March 31, 1996, the Company was in compliance with all covenants under the facility agreement, including quarterly profitability, a maximum debt to tangible net worth ratio and a minimum quick ratio and tangible net worth.

NOTE 6 - INCOME TAXES:

Domestic and foreign income before income taxes and extraordinary credit are as follows:

                                                 YEAR ENDED MARCH 31,
                                      ------------------------------------------
                                       1994              1995              1996
                                       ----              ----              ----
                                                    (In thousands)
Domestic                              $  665            $  829            $1,162
Foreign                                  167               613               867
                                      ------            ------            ------
                                      $  832            $1,442            $2,029
                                      ======            ======            ======

The components of the provision for income taxes for the years ended March 31, 1994, 1995 and 1996 are as follows:

                                                                                 MARCH 31,
                                                                      -----------------------------
                                                                       1994        1995        1996
                                                                       ----        ----        ----
                                                                             (In thousands)
Current:
    Federal                                                           $ 365       $ 572       $ 253
    State                                                                50          87         138
    Foreign                                                              28         114         161
    Benefit from utilization of net operating loss carryforwards       (443)       (773)       (552)
                                                                      -----       -----       -----
                                                                         --          --          --
                                                                      -----       -----       -----

Deferred:
    Federal                                                           $  --       $  --       $ 592
    State                                                                --          --         137
    Foreign                                                              --          --          --
                                                                      -----       -----       -----
                                                                         --          --         729

Decrease in valuation allowance                                       (  --)      (  --)       (729)
                                                                      -----       -----       -----
                                                                         --          --          --
                                                                      -----       -----       -----

        Total                                                         $   0       $   0       $   0
                                                                      =====       =====       =====

The components of net deferred income tax assets (liabilities) are as follows:

                                                       MARCH 31,        MARCH 31,
                                                       ---------        ---------
                                                          1995            1996
                                                          ----            ----
                                                             (In thousands)
Deferred tax assets:
    Net operating loss carryforwards                    $ 2,016         $ 1,847
    Tax credit carryforwards                              1,067           1,087
    Nondeductible reserves and allowances                 1,584             652
    Other                                                   368             465
                                                        -------         -------
        Total deferred tax assets                         5,035           4,051
        Valuation allowance                              (4,620)         (3,891)
                                                        -------         -------
        Net deferred tax assets                             415             160
                                                        -------         -------

Deferred tax liabilities:
    Software and research development costs                  (140)        (  --)
    Other                                                    (275)         (160)
                                                            -----         -----
        Total deferred tax liabilities                       (415)         (160)
                                                            -----         -----

Total net deferred taxes                                    $   0         $   0
                                                            =====         =====

Differences between the Company's effective tax rate and the federal statutory rate are as follows:

                                                            MARCH 31,
                                                      --------------------
                                                      1994    1995    1996
                                                      ----    ----    ----
                                                          (In thousands)
Federal statutory income tax rate                      34.0%   34.0%   34.0%
State taxes, net of federal tax benefit                 6.0     6.0     4.4
Adjustment to deferred tax asset valuation allowance  (53.2)  (53.6)  (35.9)
Foreign taxes                                           3.4     7.9     7.9
Foreign losses with no benefit                         18.4      --      --
Permanent differences                                  (5.2)    2.1    (4.4)
Other, net                                             (3.4)    3.6    (6.0)
                                                       ----    ----    ----
                                                        0.0%    0.0%    0.0%
                                                       ====    ====    ====

At March 31, 1996, the Company had net operating loss carryforwards of approximately $5,000,000 for federal tax purposes. The Company also had tax credit carryforwards of approximately $1,000,000 and $100,000 for federal and state income tax purposes, respectively. The net operating loss carryforwards and tax credits expire principally between fiscal 2004 and 2007. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

The Company has provided a valuation reserve for its net deferred tax assets at March 31, 1995 and 1996 due to uncertainty as to the realization of such assets. The valuation reserve decreased from approximately $4,300,000 at March 31, 1995 to $3,900,000 at March 31, 1996 primarily due to utilization of net operating loss carryforwards.

NOTE 7 - CAPITAL STOCK:

Common Stock

On October 1, 1993 the Company repurchased and retired 1,718,095 shares (or approximately 15%) of its Common Stock as approved by the Board of Directors. The shares were purchased directly from Technology Venture Investors, one of the Company's initial venture capital investors. The stock repurchase was for approximately $1.6 million in cash or $0.938 per share. In December 1993, the Company repurchased and retired 36,364 additional shares of its Common Stock originally issued in connection with an acquisition.

The Company has three incentive stock option plans; the 1985 Incentive Stock Option Plan (the 1985 Plan), the 1995 Incentive Stock Option Plan (the 1995
Plan), and the 1989 Discount Stock Option Plan (the DSO Plan). The Company's 1982 Incentive Stock Option Plan (the 1982 Plan) expired in fiscal 1993 and its 1985 Incentive Stock Option Plan (the 1985 Plan) expired in fiscal 1996 and although options previously granted under both of these plans remain eligible for exercise, no further grants are available.

Options under the 1982 Plan, the 1985 Plan and the 1995 Plan may be granted to officers and key employees at prices determined by the Board of Directors, but in no event below the fair market value of the Company's stock on the date of grant. Under the 1985 Plan, options may also be granted to consultants. Options under the 1982, 1985 and 1995 Plans become exercisable in four equal annual installments commencing one year from the date of grant and expire if not exercised within ten years from date of grant.

Options under the DSO Plan may be granted to outside directors, officers, and key employees at 10 percent of the fair market value on the date of grant. The grant of options under the DSO Plan at less than their fair market value results in compensation expense to the Company for financial accounting purposes equal to the difference between the fair market value of the shares subject to the option on the date of grant and the exercise price of such shares which is recognized by the Company ratably over the period the options vest (approximately $6,000, $18,000 and $18,000 were charged to operations in fiscal 1994, 1995, and 1996, respectively). Options granted under the DSO Plan to officers and key employees vest over a four-year period, with 25 percent becoming exercisable on each anniversary of the date of grant and expire if not exercised within ten years from date of grant. Options granted to outside directors vest in full one year from date of grant and expire if not exercised within five years from date of grant.

The following table summarizes activity in the 1982, 1985, 1995 and DSO Plans for the three fiscal years ended March 31, 1996:

                                                   OPTION SHARES OUTSTANDING
                                                   -------------------------
                                             SHARES                        EXERCISE
                                         AVAILABLE FOR                     PRICE PER
                                             GRANT           SHARES          SHARE
                                             -----           ------          -----
Balance at March 31, 1993                   443,650        1,207,650       $0.04-3.13
Options granted                             (52,050)          52,050       $0.11-1.88
Options exercised                                            (50,201)      $0.04-0.88
Options cancelled                            32,800          (32,800)      $0.56-0.88
Options expired                              (9,250)
                                           --------       ----------

Balance at March 31, 1994                   415,150        1,176,699       $0.11-3.13
Options granted                            (152,050)         152,050       $0.19-1.88
Options exercised                                           (161,350)      $0.11-0.88
Options cancelled                            17,099          (17,099)      $0.56-1.88
Options expired                              (2,000)
                                           --------       ----------

Balance at March 31, 1995                   278,199        1,150,300       $0.19-3.13
Options granted                            (222,300)         222,300       $0.25-2.88
Options exercised                                           (150,476)      $0.19-2.13
Options cancelled                            45,574          (45,574)      $0.19-2.88
Options expired                             (35,723)
Additional shares reserved                  500,000
                                           --------       ----------

Balance at March 31, 1996                   565,750        1,176,550       $0.19-3.13
                                           ========       ==========

Options exercisable at March 31, 1996                        850,600       $0.19-3.13
                                                          ==========

At March 31, 1996, a total of approximately 1,742,300 shares of Common Stock have been reserved for issuance under the Company's stock option plans.

NOTE 8 - COMMITMENTS:

The Company leases its primary office and production facility under an operating lease which expires in January 1997.

The Company is required to pay all property taxes, insurance and normal maintenance and repairs. The Company also leases facilities used by its foreign subsidiaries which expire in fiscal 1997. Future minimum rental payments under all operating leases at March 31, 1996 totalled $454,000 in fiscal 1997. Total rent and lease expense for the fiscal years ended in 1994, 1995, and 1996 was approximately $612,000, $556,000 and $593,000, respectively.

NOTE 9 - FOREIGN OPERATIONS:

The Company operates in one industry segment, the paper industry. The Company has two wholly-owned foreign subsidiaries which market the Company's products in the United Kingdom, Western Europe, and Scandinavia. Total assets (primarily trade receivables, inventories and fixed assets) and liabilities (exclusive of intercompany accounts and the Company's minority equity investment - Note 4) in foreign countries were as follows:

                                                               MARCH 31,
                                                      --------------------------
                                                       1995                1996
                                                       ----                ----
                                                            (In thousands)
Total assets                                          $1,476              $2,172
Total liabilities                                     $  936              $  842

The following is a summary of operations by geographic entities:

                                                                              YEAR ENDED MARCH 31,
                                                                     --------------------------------------
                                                                       1994           1995           1996
                                                                       ----           ----           ----
                                                                                (In thousands)
Net revenues from unaffiliated customers and minority investee:
         United States                                               $ 11,031       $ 13,537       $ 13,935
         Europe                                                         2,264          2,172          3,830
         Intercompany transfers                                         1,300            912          2,202
         Eliminations                                                  (1,300)          (912)        (2,202)
                                                                     --------       --------       --------
Net revenues                                                         $ 13,295       $ 15,709       $ 17,765
                                                                     ========       ========       ========
Operating income:
         United States                                               $    572       $    917       $    769
         Europe                                                           122            214            709
                                                                     --------       --------       --------
Operating income                                                     $    694       $  1,131       $  1,478
                                                                     ========       ========       ========

Net revenues from intercompany transfers consist of sales of products similar to those sold to unaffiliated customers. Such sales are recorded at amounts which exceed manufacturing cost. United States' net revenues include sales of $605,000, $336,000 and $1,972,000 in the fiscal years ended in 1994, 1995, and
1996, respectively, made to the Company's minority equity investee at prices exceeding manufacturing cost. European operating results are significantly influenced by intercompany pricing and commission policies as a large portion of the product sold in Europe is manufactured by the Company in the United States.

Export sales (including those to the Company's foreign subsidiaries and minority equity investee) for the fiscal years ended in 1994, 1995 and 1996 were $6,717,000, $7,476,000 and $9,773,000, respectively, and include shipments to Canada, Europe, the Far East, Mexico and Brazil.

NOTE 10 - RELATED PARTY TRANSACTIONS

In fiscal 1993, the Company entered into an agreement with Elsag Bailey, Inc. ("Bailey") which serves as the framework for cross-OEM agreements with Bailey, a wholly-owned subsidiary of Elsag International N.V. ("Elsag International"), the Company's largest shareholder. Elsag Bailey Process Automation N.V. ("EBPA") which ultimately owns and controls both Elsag International and Bailey, owns 23.0% of the Company's outstanding common shares at March 31, 1996. The cross-OEM agreement covers both hardware and software. Impact OEM's the Unity(TM)" Distributed Control System and related software from Bailey; Bailey OEM's Impact's complete line of cross-direction actuators and related software, drying systems, and the "AdvantagePlus(TM)" line of scanners and sensors, which is specifically designed for Distributed Control Systems (DCS).

During fiscal 1994, the Company recorded revenue of approximately $750,000 on sales to Bailey and Elsag Bailey (Canada) Inc. ("Bailey Canada"), both of which are subsidiaries to Elsag International. During fiscal 1996, the Company recorded revenue of $300,000 to a U.S. division of Bailey. There were no sales during fiscal 1995 to Bailey or its affiliates.

For fiscal years ended 1994, 1995, and 1996, the Company purchased $185,000, $190,000, and $213,000, respectively, in hardware and software from Bailey Controls Company, Bailey Canada, or Bailey Beijing Controls.

At March 31, 1994 the Company had a net outstanding receivable of $361,000 from divisions of Elsag Bailey, Inc. of the U.S. and Canada. At March 31, 1996 the Company had a net outstanding receivable of $441,000 from divisions of Elsag Bailey, Inc. of the U.S. and Canada, and a liability of $42,000 in customer deposits received from a Bailey subsidiary in Europe.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III


ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company are as follows:

NAME                  AGE      POSITION

Kenneth P. Ostrow     54       President,    Chief   Executive   Officer   and
                               Chairman of the Board

Robert M. Gorski      43       Vice  President,   Finance/Service   and  Chief
                               Financial Officer

John F. Lynch, III    54       Vice President, Operations

Mike N. Zaharna       54       Director

Joseph J. Cusimano    56       Director

MR. OSTROW, a founder of the Company, has been an officer and director of the Company from its inception in 1980. Prior to founding the Company, Mr. Ostrow was with Measurex in senior sales, service and marketing capacities. Mr. Ostrow holds a B.A. in Mechanical Engineering from Ohio State University and a M.B.A. from Northeastern University.

MR. GORSKI joined the Company in April 1988 as Vice President, Finance, Administration and Service and Chief Financial Officer. Prior to joining the Company, he was Corporate Controller and Treasurer of Kaypro Corporation, a manufacturer of microcomputer systems, from April 1985 to April 1988. From 1980 to April 1985, he was with Amdahl Corporation, a manufacturer of mainframe computer systems, with his last position being Assistant Corporate Controller. Prior to that, from 1974 to 1980, he was with Price Waterhouse, with his last position being Audit Manager. Mr.Gorski holds a B.S. in Business Administration from the University of Illinois and is a Certified Public Accountant.

MR. LYNCH joined the Company in December 1982 as Vice President, Midwestern Sales and is currently Vice President, Operations. Prior to joining the Company, he was a Vice President of Measurex and served in various senior sales, marketing, and service capacities. He holds a B.S. in Chemical Engineering from the University of Mississippi and a M.B.A. from the Harvard Business School.

MR. CUSIMANO was elected a director of the Company in November 1991. Mr. Cusimano is President of Honematic Machine Corporation in Boylston, Massachusetts. Prior to that, he had been a Corporate Vice President of Norton Company in Worcester, Massachusetts in charge of its Superabrasives and Abrasives, Asia Operations. Mr. Cusimano joined Norton Company in 1966 and held several positions within the company prior to his appointment as Marketing Vice President, Abrasives, Europe, in 1986. In early 1988, Mr. Cusimano was appointed Divisional Vice President of Seeded-Gel Products, and in early 1989 he was elected a Corporate Vice President, Chemical Process Products.

MR. ZAHARNA was elected a director of the Company in July 1992. Mr. Zaharna was appointed to the Board of Directors as a representative of Elsag International N.V., the parent company of Elsag Bailey Inc. and a wholly-owned subsidiary of Elsag Bailey Process Automation N.V. (NYSE:EBY). Mr. Zaharna has been the Group Executive Vice President of Elsag Bailey Process Automation N.V., a Netherlands company, since November 1994. Between October 1993 and November 1994, Mr. Zaharna was Senior Group Vice President, Strategic Marketing and Technology. Between 1981 and October 1993, Mr. Zaharna held the posts of Group Vice President/Americas, Pacific & Far East of Elsag Bailey, Inc., Vice President of International Operations, Executive Vice President of Global Operations and Chief Operating Officer of Bailey Controls Company, now a division of Elsag Bailey, Inc. Mr. Zaharna joined Bailey Controls Company in 1966. Transactions with Elsag Bailey, Inc. are detailed in footnote 10.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

ITEM 11.              EXECUTIVE COMPENSATION.

The following tables summarize the compensation of each of the three executive officers of the Company for the fiscal year ended March 31, 1996, 1995 and 1994.

                                                    ANNUAL COMPENSATION                        LONG-TERM
                                                    -------------------                        ---------
                                                           ($'S)                              COMPENSATION
                                                           -----                              ------------
                                                                                                 AWARDS
                                                                                                 ------
- --------
PRINCIPAL POSITION          YEAR     SALARY             BONUS             TOTAL              OPTIONS/GRANTS (#)
- ------------------          ----     -------            ------            -----              ------------------
Kenneth P. Ostrow,          1996     $224,700           $83,590(1)        $308,290                15,000
President & Chief           1995     $213,400           $85,860           $299,260                15,000
Executive Officer           1994     $213,400           $     0           $213,400                     0

Robert M. Gorski,           1996     $147,210           $36,506(1)        $183,716                15,000
Vice President,             1995     $147,210           $46,598           $193,808                15,000
Operations/Finance/         1994     $147,210           $     0           $147,210                     0
Service and Chief
Financial Officer

John F. Lynch III,          1996     $136,005           $41,345(1)        $177,350                15,000
Vice President,             1995     $135,381           $30,350           $165,731                15,000
International Sales         1994     $131,013           $     0           $131,013                     0
and Service



(1)      Earned in fiscal 1996 but paid in fiscal 1997.



AGGREGATE STOCK OPTION EXERCISES IN FISCAL 1996 AND MARCH 31, 1996 STOCK OPTION VALUES

                           NUMBER OF
                           ---------
                           SHARES
                           ------
                           ACQUIRED       DOLLAR           NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-
                           --------       ------           ---------------------           ------------------------
                           ON             VALUE            STOCK OPTIONS AT                THE-MONEY STOCK OPTIONS
                           --             -----            ----------------                -----------------------
NAME                       EXERCISE       REALIZED         MARCH 31, 1996                  AT MARCH 31, 1996
- ----                       --------       --------         --------------                  -----------------

                                                           Exercisable    Unexercisable    Exercisable       Unexercisable
                                                           -----------    -------------    -----------       -------------
Kenneth P. Ostrow                 0             0             343,750          26,250       $1,011,172           $52,266
Robert M. Gorski                  0             0             128,750          31,250         $351,249           $46,875
John F. Lynch III                 0             0              88,750          26,250         $244,844           $33,281

The Company presently does not pay any fees to directors. Pursuant to the Company's Discount Stock Option Plan, Mr. Cusimano and Mr. Zaharna were each granted, in fiscal 1996, stock options for 10,000 shares of Common Stock each at 10 percent of the then fair market value (under the Discount Stock Option Plan), all of which were subject to vesting restrictions and none of which had vested at March 31, 1996. During fiscal 1996, Mr. Cusimano also exercised stock options for 5,000 shares which had been granted during fiscal 1995.

Employee Stock Option Plans

The Company's 1995 Option Plan (the "1995 Option Plan") was adopted by the Board of Directors on August 28, 1995 and approved by the Company shareholders in November, 1995. The 1995 Option Plan permits the direct sale of shares and the grant of both "incentive stock options" (within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended) and non-statutory stock options to employees, officers and directors of and consultants to the Company. A total of 500,000 shares have been reserved for issuance under the 1995 Option Plan of which options to purchase 175,500 shares were outstanding at March 31, 1996 at a weighted average exercise price of $2.53 per share. As of March 31, 1996 no shares had been exercised under the 1995 Plan. The 1995 Option Plan is administered by the Board of Directors, which determines the terms of options granted, including the exercise price, number of shares subject to the option, and the exercisability thereof. The exercise price of all incentive stock options for Common Stock granted under the 1995 Option Plan must be at least equal to the fair market value of such shares on the date of grant, and the maximum term of each incentive stock option is ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option must be at least equal to 110% of fair market value on the date of grant and the term may be no longer than five years.

The Company's 1985 Incentive Stock Option Plan (the "1985 Option Plan") was adopted by the Board of Directors in September 1985 and approved by the Company's stockholders in October 1985. Initially, 496,350 shares were reserved for issuance under the 1985 Option Plan. In January 1987, the Board of Directors increased the shares reserved under the 1985 Option Plan by 400,000 shares, which increase was approved by the Company's stockholders in May 1987. In August 1989, the Board amended the 1985 Option Plan to increase the number of shares reserved for issuance by an additional 250,000 shares, which increase was approved by the Company's stockholders in October 1989. The terms of the 1985 Plan are substantially similar to those of the 1995 Plan. A total of 1,146,350 shares have been reserved for issuance under the 1985 Option Plan, of which options to purchase 844,650 shares were outstanding as of March 31, 1996 at a weighted average exercise price of $.90 per share. As of March 31, 1996, options to purchase 266,777 shares had been exercised at a weighted average purchase price of $1.00 per share. The 1985 Option Plan expired in fiscal 1996.

The Company's 1992 Incentive Stock Option Plan (the "1992 Option Plan") was adopted in September, 1992 and approved by shareholders in October, 1992. In August, 1988 the Board of Directors reduced the number of shares reserved for issuance by 100,000 shares (initially 730,500 shares). The 1982 Option Plan expired in fiscal 1993. However, as of March 31, 1996, there were options outstanding to purchase 121,400 shares of Common Stock at a weighted average exercise price of $.75 per share and options to purchase 468,800 shares had been exercised at a weighted average purchase price of $1.12 per share.

The Company's Discount Stock Option Plan (The "Discount Option Plan") was adopted by the Board of Directors in August 1988 and approved by the shareholders in October 1988, reserving 350,000 shares for issuance under the Plan. Options under the Discount Option Plan may be granted to outside directors, officers, and key employees at 10% of the fair market value of such shares on the date of grant. Of the 350,000 shares reserved at March 31, 1996, there were options outstanding to purchase 35,000 shares of Common Stock at a weighted average exercise price of $.22 per share, and options to purchase 73,750 shares had been exercised at a weighted average purchase price of $.17 per share. The grant of options under the Discount Option Plan at less than their fair market value results in compensation expense to the Company for financial accounting purposes equal to the difference between the fair market value of the shares subject to the option on the date of grant and the exercise price of such options. This accounting charge is recognized by the Company over the period the shares vest. The Company recognized approximately $6,000, $18,000, and $18,000 in Discount Option Plan compensation expense in fiscal 1994, 1995, and 1996, respectively, and will recognize an additional $44,000 over the next three fiscal years on the shares outstanding at March 31, 1996 under the Discount Option Plan. The Company presently grants options under the Discount Option Plan to officers and key employees that vest over a four-year period, with 25 percent becoming exercisable on each anniversary of the date of grant and expire if not exercised within ten years from date of grant. Options granted to outside directors vest in full on the first anniversary from the date of grant and expire if not exercised within five years from date of grant.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock on May 31, 1996, as to (a) each director, (b) each executive officer, (c) all officers and directors of the Company as a group, and (d) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock.

                                                                       Beneficial Ownership
                                                                         of Common Stock
                                                                       --------------------
Name(1)                                                                Number of Shares         Percent
- ----                                                                   ----------------         -------
Elsag Bailey Process Automation N.V. (2)                                2,378,900                22.94
         Zylstraat 70-74
         2011 T. R. Haarlem, The Netherlands

Kenneth P. Ostrow (3)                                                   1,022,234                 9.86
         1075 East Brokaw Road, San Jose, CA  95131
         Executive Officer

Dimensional Fund Advisors, Inc.                                           530,700                 5.12
         1299 Ocean Avenue, Santa Monica, CA  90401

Robert M. Gorski (4)                                                      128,750                 1.24
         Executive Officer

John F. Lynch III (5)                                                     113,750                 1.10
         Executive Officer

Joseph J. Cusimano                                                         33,461                 *
         Director

All officers and directors as a group (5 persons) (6)                   1,298,195                12.52


*        Represents less than 1% of outstanding shares.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) All 2,378,900 shares are held of record by Elsag International N.V. which is ultimately owned and controlled by Elsag Bailey Process Automation N.V..

(3) Includes 343,750 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1996.

(4) Includes 128,750 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1996.

(5) Includes 88,750 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1996.

(6) Includes 561,250 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1996.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Not applicable.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a)          The following documents are filed as a part of this Report:

1. Financial Statements. The following consolidated financial statements of Impact Systems, Inc. and Report of Independent Accountants are filed as part of this Report:
                                                                            PAGE

Report of Independent Accountants                                            11

Consolidated Balance Sheets - March 31, 1995 and 1996                        12

Consolidated Statements of Operations
         Three Years Ended March 31, 1996                                    13

Consolidated Statements of Stockholders' Equity
         Three Years Ended March 31, 1996                                    14

Consolidated Statements of Cash Flows
         Three Years Ended March 31, 1996                                    15

Notes to the Consolidated Financial Statements                               16

2. Financial Statement Schedules. The following financial statement schedules of Impact Systems, Inc. for the years ended March 31, 1994, 1995 and 1996 are filed as part of this Report and should be read in conjunction with the consolidated financial statements of Impact Systems, Inc.

    Schedule                                                              Page
      II          Valuation and Qualifying Accounts and Reserves             34

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.      Exhibits.          The following Exhibits are filed as part of, or
                           incorporated by reference into, this Report:

         3.1*              Amended and Restated Articles of Incorporation of
                           Registrant.

         3.2*              By-laws of Registrant, as amended.

         10.0* 1982 Incentive Stock Option Plan and form of Incentive Stock Option Agreement.

         10.1* 1985 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.

         10.2# Discount Stock Option Plan and forms of Discount Stock Option Agreement

         10.4* Investment Agreement (Impact Asia K.K.) dated February 14, 1986 among Registrant, Registrant's Chief Executive Officer, and the Impact Asia K.K. investors specified therein.

         10.18# Form of Indemnification Agreement between the Company and its officers and directors.

         10.19# Common Stock Purchase Agreement between the Company and Elsag International B.V. dated July 25, 1991 and the attached Registration Rights Agreement, Bailey Controls Company Product Supply Agreement, Impact Product Supply Agreement, License Agreement and form of amendment to Articles of Incorporation of the Company.

         10.20## Amendments to the Registrant's Articles of Incorporation executed on September 4, 1991 and December 12, 1991.

         10.21** Extension of building lease agreement dated March 3, 1992 between Registrant and Fox Associates.

         10.24### Stock Purchase Agreement between Registrant and Technology Venture Investors, L.P. dated October 1, 1993.

         10.26+ Loan Modification Agreement between Registrant and Silicon Valley Bank dated August 15, 1994.

         22.0*             Subsidiaries of Registrant.

         24.0              Consent of Independent Accountants (See Page 32)

         25.0              Power of Attorney (See Page 30)

         27.0              Financial Data Schedule

- -------------------------------------

* Incorporated by reference to exhibits filed as exhibits to the Company's Registration Statement on Form S-1 (No. 33-13847), which became effective June 11, 1987.
** Incorporated by reference to exhibit filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1992.

*** Incorporated by reference to exhibit filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993.

# Incorporated by reference to exhibit filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

## Incorporated by reference to exhibit filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

###      Incorporated  by reference to exhibit filed as Exhibit 10.24 and
         Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

+ Incorporated by reference to exhibit filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the year ended March 31, 1996.

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth P. Ostrow and Robert M. Gorski, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

/s/KENNETH P. OSTROW                President and Chief Executive Officer (Principal             June 27, 1996
- --------------------                Executive Officer) and Director
(Kenneth P. Ostrow)



/s/ROBERT M. GORSKI                 Vice President, Finance/Service                              June 27, 1996
- -------------------                 and Chief Financial Officer (Principal Financial and
(Robert M. Gorski)                  Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                DATE
- ---------                    -----                                                ----
/s/KENNETH P. OSTROW         President and Chief Executive Officer (Principal     June 27, 1996
- --------------------         Executive Officer) and Director
(Kenneth P. Ostrow)


/s/ROBERT M. GORSKI          Vice President, Finance/Service and                  June 27, 1996
- -------------------          Chief Financial Officer (Principal Financial and
(Robert M. Gorski)           Accounting Officer)


/s/JOSEPH J. CUSIMANO        Director                                             June 27, 1996
- ---------------------
(Joseph J. Cusimano)


/s/MIKE N. ZAHARNA           Director                                             June 27, 1996
- ------------------
(Mike N. Zaharna)

                                                                    Exhibit 24.0

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-17184) of Impact Systems, Inc. of our report dated May 15, 1996 appearing on page 11 of this Form 10-K.

PRICE WATERHOUSE LLP

San Francisco, California
June 27, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPACT SYSTEMS, INC.




By: /s/ KENNETH P. OSTROW
    ---------------------
Kenneth P. Ostrow
President and Chief
Executive Officer

Dated:  June 27, 1996

                                                                     Schedule II

                              IMPACT SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                       BALANCE
                                       -------
                                       BEGINNING                                         BALANCE
                                       ---------                                         -------
DESCRIPTION                            OF YEAR         ADDITIONS      DEDUCTIONS (1)     END OF YEAR
- -----------                            -------         ---------      ------------       -----------
Allowance    for    Doubtful
  Accounts:

Year Ended March 31, 1994              $103             $44             $ 67             $ 80

Year Ended March 31, 1995              $ 80             $24             $ 25             $ 79

Year Ended March 31, 1996              $ 79              --             $ 31             $ 48


(1)      Write-off of doubtful accounts and adjustments against the allowance.