Form 10-Q
period 1996-06-30
IMPACT SYSTEMS INC /CA/
filed 1996-08-14
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   X          Quarterly Report Under Section 13 or 15 (d)
- -------       of the Securities Exchange Act of 1934

              For quarterly period ended June 30, 1996

                                       or

              Transition Report Pursuant To Section 13 or 15(d)
- -------       of The Securities and Exchange Act of 1934

              For the transition period from        to       .
                                             ------    ------


                           Commission File No. 0-16227


                              IMPACT SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                       94-2672923
- -------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)



1075 East Brokaw Road, San Jose, California                  95131
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number,
including area code:                                    (408) 453-3700
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

                                                        Yes   X     No
                                                           -------     -------

At June 30, 1996 there were 10,370,776 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.


                          Quarterly Report on Form 10-Q



                                      INDEX


Part I:       Financial Information                                               Page Number
                                                                                  -----------

         Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets                        3

                           Condensed Consolidated Statements of Operations              4

                           Condensed Consolidated Statements of Cash Flows              5

                           Notes to Condensed Consolidated Financial Statements         6


         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          8



Part II: Other Information

         Item 1.  Legal Proceedings                                                     10
         Item 6.  Exhibits and Reports on Form 8-K                                      12
                           Exhibit 27 - Financial Data Schedule                         12

                  Signature                                                             11

                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                    June 30,       March 31,
ASSETS                                                                 1996            1996
                                                                   --------        --------

Current assets:
       Cash and cash equivalents                                   $  2,068        $  2,736
       Short-term investments                                         4,152           3,752
       Trade and other accounts receivable                            6,651           6,203
       Inventories                                                    3,962           3,536
       Prepaid expenses and other                                       101              38
                                                                   --------        --------
      Total current assets                                           16,934          16,265

Property and equipment, net of accumulated depreciation                 197             224
  and amortization of $4,419 ($4,373 at March 31, 1996)
Non-current trade receivables                                           735             810
Minority equity investment in and advances to foreign                   503             608
  affiliates
Other assets                                                            213             213
                                                                   --------        --------
                                                                   $ 18,582        $ 18,120
                                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,524        $  1,029
   Accrued installation and warranty costs                            1,254             957
   Accrued salaries, wages and employee benefits                        200             481
   Accrued commissions                                                  292             236
   Other liabilities                                                    891           1,442
                                                                   --------        --------
      Total current liabilities                                       4,161           4,145
                                                                   --------        --------


Stockholders' equity:
       Preferred stock, no par: 2,000,000 shares authorized;
       none outstanding
       Common stock, no par value; 20,000,000 shares
       authorized; 10,370,776 and 10,328,976 shares issued           24,888          24,850
       and outstanding
       Accumulated deficit                                          (10,184)        (10,587)
       Cumulative translation adjustments                              (283)           (288)
                                                                   --------        --------
       Total stockholders' equity                                  $ 14,421        $ 13,975
                                                                   --------        --------
                                                                   $ 18,582        $ 18,120
                                                                   ========        ========

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                  -----------------------
                                                          June 30,
                                                  -----------------------

                                                    1996           1995
                                                    ----           ----
Net revenues                                      $  5,215       $  3,729

Cost of goods sold                                   2,811          1,927
                                                  --------       --------

Gross margin                                         2,404          1,802
                                                  --------       --------

Operating expenses:
   Research and development                            500            401
   Selling, general and administrative               1,605          1,279
                                                  --------       --------
      Total operating expense                        2,105          1,680
                                                  --------       --------

Operating income                                       299            122
Interest income, net                                    76             98
Foreign currency gain (loss), net                       10             (3)
Equity in net income of investee                        18             88
                                                  --------       --------

Net income before income taxes                         403            305

Income taxes                                          --             --
                                                  --------       --------

Net income                                        $    403       $    305
                                                  ========       ========

Net income per common share and
equivalent:

   Net income per common share                    $    .04       $    .03
                                                  ========       ========

       Common and common equivalent shares
       used in calculating income per share
                                                    11,092         10,860
                                                  ========       ========

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                 1996           1995
                                                                 ----           ----
Cash Flows From Operating Activities:
Net income                                                     $   403        $   305

Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                    47             42
   Equity in net income of investee                                (18)           (88)
   Cumulative translation effects                                    5              8
   Changes in assets and liabilities:
           Trade and other accounts receivable                    (373)           (63)
           Inventories                                            (426)          (230)
           Prepaid expenses and other                              (63)           (63)
           Accrued installation and warranty costs                 297            199
           Accounts payable                                        495            489
           Accrued salaries, wages and employee benefits          (281)          (245)
           Accrued commissions                                      56           (102)
           Other liabilities                                      (551)          (303)
           Deferred income taxes                                  --             --
                                                               -------        -------

Cash Used By Operating Activities                                 (409)           (51)
                                                               -------        -------

Cash Provided (Used) By Investing Activities:
Purchase of short-term investments                                (400)          (774)
Capital expenditures, net                                          (20)           (45)
Minority equity investment in and advances to affiliate            123              2
                                                               -------        -------

Cash Used By Investing Activities                                 (297)          (817)
                                                               -------        -------

Cash Provided By Financing Activities:
Issuance of capital stock, net of expenses                          38             52
Repayment of borrowings                                           --             --
                                                               -------        -------

Cash Provided By Financing Activities                               38             52
                                                               -------        -------

Net Decrease in Cash and Cash Equivalents                         (668)          (816)

Cash & Cash Equivalents At Beginning of Period                   2,736          3,247
                                                               -------        -------

Cash & Cash Equivalents at End of Period                       $ 2,068        $ 2,431
                                                               =======        =======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three months ended June 30, 1996 and June 30, 1995 and cash flows for the three months ended June 30, 1996 and June 30, 1995. These statements should be read in conjunction with the March 31, 1996 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1996 (Form 10-K) previously filed with the Securities and Exchange Commission.

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

NOTE 2 - Receivables from Affiliate

Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $160 at June 30, 1996 and $311 at March 31, 1996. Such receivables arose from the sale of systems and spare parts to the affiliate.

NOTE 3 - Balance Sheet Details

Inventories

Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.

                                              June 30, 1996     March 31, 1996
                                              -------------     --------------
Raw materials and components                         $3,493             $2,964
Work-in-process                                         357                530
Finished goods                                          112                 42
                                                     ------             ------
                                                     $3,962             $3,536
                                                     ======             ======

Minority Equity Investments in and Advances to Affiliates

The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $157 at June 30, 1996 and $269 at March 31, 1996.

                                                    June 30, 1996    March 31, 1996
                                                    -------------    --------------
         Other Assets
         ------------
         Building rent deposits and other                  $  213            $  213

         Other Liabilities
         -----------------
         Accrued liabilities and other reserves            $  534            $  585
         Customer deposits                                    357               857
                                                           ------            ------
                                                           $  891            $1,442
                                                           ======            ======

Note 4 - Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the differences between the financial reporting and tax bases of the Company's assets and liabilities. The Company has provided a valuation reserve for its net deferred tax assets at June 30, 1996 and March 31, 1996 due to uncertainty as to the realization of such assets. The Company provides U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future.

Note 5 - Earnings Per Share

Primary earnings per common and common equivalent share is computed using the weighted average number of common stock shares outstanding during the period and for incremental shares assumed issued for dilutive common stock equivalents.

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations



Introduction

The Company's results are highly dependent upon economic conditions effecting the paper industry and, consequently, orders tend to reflect the cyclical demand for paper products worldwide. Although the Company has benefited from the relatively recent turnaround of the paper industry, there is no certainty that economic conditions will be sustained in future fiscal periods. In calendar 1996, paper demand and prices weakened considerably. This downturn could negatively affect capital equipment purchases by paper manufacturing companies and hence the Company's performance.

Net Revenues

Net revenues for the current quarter (ended June 30, 1996) were $5.2 million compared to $3.7 million for the prior year quarter (ended June 30, 1995) and $5.6 million for the prior quarter (ended March 31, 1996). The increase from the fiscal 1996 first quarter to the fiscal 1997 first quarter reflects primarily the growing contribution of the Company's AdvantagePlus sensor product line. Shipments of these sensor systems increased over the prior year quarter as this product line has matured to become an integral and increasing part of the Company's business.

The decrease in revenue from the $5.6 million for the prior quarter is primarily the result of customer delivery schedules and the slackening of demand in the paper industry which has begun to adversely effect certain potential customers' capital improvement budgets. The Company expects revenues to be higher for the first six months of fiscal 1997 versus fiscal 1996 as a result of a strong fiscal 1996 year end backlog. However, first half fiscal 1997 net income is anticipated to approximate that of the fiscal 1996 first half due to higher operating expenses and lower gross margins as discussed below.

Gross Margins

Gross margins, as a percentage of net revenues, decreased from 48.3% for the prior year quarter to 46.1% for the current quarter as a result of product mix and costs associated with newer product shipments. The decline in the current quarter from the 50.9% for the prior quarter (ended March 31, 1996) is primarily related to the 7.4% decline in net revenues as fixed overhead costs were spread over a lower revenue base.

Given the current volatility in the paper industry market, the Company is uncertain with respect to the effect of pricing pressures on short term margins.

Operating Expenses

Operating expenses increased from $1.7 million in the prior year quarter to $2.2 million in the prior quarter (ended March 31, 1996) and $2.1 for the current quarter. The increase from fiscal 1996 to fiscal 1997 primarily reflects increased variable selling expenses associated with higher revenues and increased sales and marketing costs caused by the expansion of the Company's sales force in primary markets to more effectively promote its expanded product line.

Research and development costs increased to $.5 million in the current as well as prior quarter compared to $.4 million for the prior year quarter as resources were directed toward product integration enhancements and the Company's newer product line.

Other Income and Expense

Interest income and foreign currency gains and losses were relatively consistent in each of the three fiscal quarters - the current, prior and prior year.

The Company recorded income of $18,000 in the current quarter on its 40% investment in Impact Systems Asia compared to income of $88,000 in the prior year quarter as the result of the anticipated decline in shipment levels on a year to year basis..

                         Liquidity and Capital Resources

The Company had cash balances and short-term investments of $6.1 million at June 30, 1996 and a current ratio of 4.1 to 1, which were virtually identical to the prior year's numbers. The Company is in the process of renewing its $6.0 million short term credit facility (which expires August, 1996) and expects the terms and conditions to remain substantially unchanged from those currently in place with the same lender. As of June 30, 1996, there were no advances outstanding under the line. The Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least the current fiscal year.

Accounts receivables balances increased by approximately $0.4 million during the current quarter as the result of the timing of first quarter system shipments as well as terms and conditions associated with customer letters of credit. Inventories increased $426,000 during the same fiscal period as the result of increased orders and shipments of the Company's newer sensor product line and residual fiscal 1996 year end backlog. Accounts payable balances increased $495,000 during the current quarter as the result of inventory receipt timing along with payment timing differences. Other liabilities decreased by approximately $0.5 million during the current quarter reflecting the substantial liquidation of fiscal year end customer deposits on subsequent system shipments.

                                  Risk Factors

Certain statements contained in this discussion are forward looking and involve risks and uncertainties. There can be no assurance that the Company's actual performance will meet the Company's expectations. Specific risks are discussed in the Company's Form 10-K for the year ended March 31, 1996.

                           PART II - OTHER INFORMATION

                                     ITEM 1

                                LEGAL PROCEEDINGS


On June 7, 1996, the Company filed a patent infringement action against ABB Industrial Systems, Inc. in federal court in San Jose, California. In its suit, the Company has alleged that ABB has infringed and continues to infringe an Impact Systems, Inc. patent covering the manufacture, use, and sale of a caliper control system and method. Among other things, the Company seeks to enjoin the manufacture and sale of ABB's MICROSET Thermo-Profiler and to recover damages resulting from ABB's earlier sales of the product.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            IMPACT SYSTEMS, INC.
                                            Registrant






       Date:   August 13, 1996        By:  /s/ Robert M. Gorski
                                           --------------------
                                      Robert M. Gorski
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                           PART II - OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K



              a)   Exhibit 27 - Financial Data Schedule