Form 10-Q
period 1996-09-30
IMPACT SYSTEMS INC /CA/
filed 1996-11-13
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For quarterly period ended September 30, 1996

                                       or

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

                                                     Yes   X          No

At September 30, 1996 there were 10,380,776 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.




                          Quarterly Report on Form 10-Q




                                      INDEX


Part I:           Financial Information                                         Page Number
                                                                                -----------

         Item 1.  Financial Statements
                           Condensed Consolidated Balance Sheets                     3

                           Condensed Consolidated Statements of Operations           4

                           Condensed Consolidated Statements of Cash Flows           5

                           Notes to Condensed Consolidated Financial Statements      6


         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                       8


Part II:          Other Information


         Item 4.  Submission of Matters to a Vote of Security Holders                10


         Item 6.  Exhibits and Reports on Form 8-K                                   11

                  Signature                                                          12

                           Exhibit 27 - Financial Data Schedule                      13



                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                      September 30,      March 31,
ASSETS                                                                    1996             1996
                                                                       ---------         --------

Current assets:
       Cash and cash equivalents                                        $  1,385         $  2,736
       Short-term investments                                              4,712            3,752
       Trade and other accounts receivable                                 6,472            6,203
       Inventories                                                         3,878            3,536
       Prepaid expenses and other                                             72               38
                                                                        --------         --------
      Total current assets                                                16,519           16,265

Property and equipment, net of accumulated depreciation and                  170              224
 amortization of $4,465 ($4,373 at March 31, 1996)
Non-current trade receivables                                                629              810
Minority equity investment in and advances to foreign affiliates             624              608
Other assets                                                                 259              213
                                                                        --------         --------
                                                                        $ 18,201         $ 18,120
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  1,127         $  1,029
   Accrued installation and warranty costs                                 1,010              957
   Accrued salaries, wages and employee benefits                             192              481
   Accrued commissions                                                       294              236
   Other liabilities                                                         843            1,442
                                                                        --------         --------
      Total current liabilities                                            3,466            4,145
                                                                        --------         --------



Stockholders' equity:
       Preferred stock, no par: 2,000,000 shares authorized;
        none outstanding
       Common stock, no par value; 20,000,000 shares authorized;
        10,380,776 and 10,328,976 shares issued and outstanding           24,897           24,850
       Accumulated deficit                                                (9,882)         (10,587)
       Cumulative translation adjustments                                   (280)            (288)
                                                                        --------         --------
       Total stockholders' equity                                       $ 14,735         $ 13,975
                                                                        --------         --------
                                                                        $ 18,201         $ 18,120
                                                                        ========         ========

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                      Three Months Ended                Six Months Ended
                                                   -------------------------         -----------------------
                                                         September 30,                    September 30,
                                                   -------------------------         -----------------------
                                                     1996             1995            1996            1995
                                                   --------         --------         -------        --------
Net revenues                                       $  4,434         $  3,964         $ 9,649        $  7,693

Cost of goods sold                                    2,327            1,913         $ 5,139        $  3,840
                                                   --------         --------         -------        --------
Gross margin                                          2,107            2,051           4,510           3,853
                                                   --------         --------         -------        --------

Operating expenses:
   Research and development                             432              420             931             821
   Selling,general and administrative                 1,463            1,400           3,069           2,679
                                                   --------         --------         -------        --------
      Total operating expense                         1,895            1,820           4,000           3,500

Operating income                                        212              231             510             353
Interest income, net                                     84               87             160             185
Foreign currency gain (loss), net                        (4)              (2)              7              (5)
Equity in net income (loss) of investee                  11              186              29             274
                                                   --------         --------         -------        --------
Net income before income taxes                          303              502             706             807
Income taxes                                             --               --              --              --
                                                   --------         --------         -------        --------
Net income                                         $    303         $    502         $   706        $    807
                                                   ========         ========         =======        ========

Net income per common share and equivalent:
         Net income per common share               $    .03         $    .05         $   .06        $    .07
                                                   ========         ========         =======        ========

       Common and common equivalent
       shares used in calculating income
       per share                                     10,955           10,973          11,025          10,910
                                                   ========         ========         =======        ========

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                                           ------------------------------
                                                                               1996            1995
                                                                               ----            ----
Cash Flows From Operating Activities:
Net income                                                                   $   706         $   807

Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                  90              90
   Equity in net (income) loss of investee                                       (29)           (274)
   Cumulative translation effects                                                  7               5
   Changes in assets and liabilities:
           Trade and other accounts receivable                                   (88)         (1,182)
           Inventories                                                          (342)           (282)
           Prepaid expenses and other                                            (80)           (104)
           Accrued installation and warranty costs                                53             197
           Accounts payable                                                       98             475
           Accrued salaries, wages and employee benefits                        (289)           (299)
           Accrued commissions                                                    58             (76)
           Other liabilities                                                    (599)           (243)
                                                                             -------         -------

Cash (Used) By Operating Activities                                             (415)           (886)
                                                                             -------         -------

Cash Provided (Used) By Investing Activities:
Purchase of short-term investments                                              (960)           (706)
Capital expenditures, net                                                        (36)            (98)
Minority equity investment in and advances to affiliate                           13             (52)
                                                                             -------         -------

Cash (Used) by Investing Activities                                             (983)           (856)
                                                                             -------         -------

Cash Provided By Financing Activities:
Issuance of capital stock, net of expenses                                        47              68
Repayment of borrowings                                                           --              --
                                                                             -------         -------

Cash Provided By Financing Activities                                             47              68
                                                                             -------         -------

Net (Decrease) in Cash and Cash Equivalents                                   (1,351)         (1,674)

Cash and Cash Equivalents At Beginning of Period                               2,736           3,247
                                                                             -------         -------

Cash and Cash Equivalents at End of Period                                   $ 1,385         $ 1,573
                                                                             =======         =======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months and six months ended September 30, 1996 and September 30, 1995 and cash flows for the six months ended September 30, 1996 and September 30, 1995. These statements should be read in conjunction with the March 31, 1996 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1996 (Form 10-K) previously filed with the Securities and Exchange Commission.

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

NOTE 2 - Receivables From Affiliate

         Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $130 and $311 at September 30, 1996 and March 31, 1996, respectively. Such receivables arose from the sale of systems and spare parts to the affiliate.

NOTE 3 - Balance Sheet Details

         Inventories
         Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.

                               September 30, 1996    March 31, 1996
                               ------------------    --------------
Raw materials and components        $2,673               $2,964
Work-in-process                      1,038                  530
Finished goods                         167                   42
                                    ------               ------
                                    $3,878               $3,536
                                    ======               ======

         Minority Equity Investments in and Advances to Affiliates
         The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $270 at September 30, 1996 and $269 at March 31, 1996.

                                       September 30, 1996     March 31, 1996
                                       ------------------     --------------
Other Assets
------------
Building rent deposits and other              $  259               $  213

Other Liabilities
-----------------
Accrued liabilities and other reserves        $  586               $  585
Customer deposits                                257                  857
                                              ------               ------
                                              $  843               $1,442
                                              ======               ======

Note 4 - Income Taxes

         The Company accounts for income taxes using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the differences between the financial reporting and tax bases of the Company's assets and liabilities. The Company has provided a valuation reserve for its net deferred tax assets at September 30, 1996 and March 31, 1996 due to uncertainty as to the realization of such assets. The Company provides U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future.

Note 5 - Earnings Per Share

         Primary earnings per common and common equivalent share is computed using the weighted average number of common stock shares outstanding during the period and for incremental shares assumed issued for dilutive common stock equivalents.

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


                              Results of Operations


Introduction
The following discussion contains forward-looking statements that are subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those described in this section, in the Company's Annual Report on Form 10-K for the year ended March 31, 1996, and in other documents the Company files from time-to-time with the Securities and Exchange Commission.

The Company's results are highly dependent upon economic conditions effecting the paper industry and, consequently, orders tend to reflect the cyclical demand for paper products and related paper prices. The paper industry is subject to substantial cyclicality and economic cycles which affects the Company's order rate and results of operations. Although the Company benefited from a short-lived recovery of the paper industry in its fiscal 1996, the industry is currently experiencing lower demand and paper prices.

Net Revenues
Net revenues for the current quarter (ended September 30, 1996) were $4.4 million compared to $4.0 million for the prior year quarter (ended September 30, 1995) and $5.2 million for the prior quarter (ended June 30, 1996). The increase from the prior year quarter is the result of the level of system backlog at March 31, 1996. The decline from the prior quarter is the result of the timing of system shipments and the slowdown in paper industry demand and related paper pricing which has affected capital equipment budgets of papermakers. Although first half fiscal 1997 revenues significantly exceeded those of the comparable fiscal 1996 period, the Company is not certain the trend will continue for the remainder of fiscal 1997 due to the uncertainty of the paper market, customer installation schedules, and possible effect on factory scheduling.

Gross Margins
Gross margins, as a percentage of net revenues, decreased from 51.7% in the prior year quarter to 47.5% in the current quarter as the result of product mix and costs associated with newer product shipments. On a first half basis, fiscal 1997 margins were 46.7% compared to 50.1% for fiscal 1996 reflecting similar product mix cost variations. The current quarter margin percentage is comparable to the 46.1% registered for the preceding quarter as the newer AdvantagePlus(TM) sensor product line shipments constitute a greater portion of the Company's net revenues than in prior fiscal years.

Operating Expenses
Operating expenses increased slightly from $1.8 million in the prior year quarter to $1.9 million in the current quarter as the result of higher variable costs associated with the higher revenue levels. Research and development costs were $0.4 million for each of the aforementioned periods. Current quarter operating expenses were lower, however, than the $2.1 million for the prior quarter reflecting lower selling expenses on a lower revenue level.

Other Income and Expense
The Company recorded income of $11,000 in the current quarter on its 40% investment in Impact Systems Asia KK compared to $186,000 for the prior year quarter as the result of the anticipated decline in shipment levels due to lower system orders.


                         Liquidity and Capital Resources


On September 30, 1996 the Company had cash balances and short term investments of $6.1 million and a current ratio of 4.8 to 1. During the current quarter, the Company renewed its $6.0 million short term credit facility with its domestic lender. The terms and conditions of the line remain substantially identical to those already in place. As of September 30, 1996, there were no advances outstanding under the line. The Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least the current fiscal year.

Inventories increased by approximately $0.3 million for the first half of fiscal 1997 as the result of certain inventory receipts for subsequent fiscal period shipments and increased orders for the Company's newer sensor product line. Other liabilities decreased approximately $0.6 million during the first half of fiscal 1997 primarily as the result of the decline in customer deposits on subsequent system shipments as compared to March 31, 1996.

                           PART II - OTHER INFORMATION

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




On October 16, 1996, the Company's shareholders took the following actions at the Company's Annual Meeting of Shareholders.


1) Proxies were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to management's nominees for the Company's Board of Directors as listed in the proxy statement and all such nominees were elected to serve as directors for the ensuing year.


2) Price Waterhouse LLP was ratified as independent accountants for the current fiscal year.

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






                                 IMPACT SYSTEMS, INC.
                                 Registrant






Date:    November 13, 1996       By: /s/   Robert M. Gorski
                                     ----------------------
                                     Robert M. Gorski
                                     Vice President, Finance &
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)


                                     November 13, 1996

                                 EXHIBIT INDEX



             EXHIBIT NO.                               DESCRIPTION
             -----------                               -----------

                 27                               Financial Data Schedule