Form 10-Q
period 1996-12-31
IMPACT SYSTEMS INC /CA/
filed 1997-02-13
CIK 813740

                                       `
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  X                Quarterly Report Under Section 13 or 15 (d)
-----                of the Securities Exchange Act of 1934

-----             For quarterly period ended December 31, 1996

                                       or

                Transition Report Pursuant To Section 13 or 15(d)
                   of The Securities and Exchange Act of 1934

                 For the transition period from _____ to ______.


                           Commission File No. 0-16227


                              IMPACT SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                        94-2672923
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                              Number)



14600 Winchester Boulevard, Los Gatos, California                       95030
                                                                        -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
including area code:                                            (408) 379-0910
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

                                                     Yes   X    No
                                                         ----      ----

At December 31, 1996 there were 10,440,826 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.




                          Quarterly Report on Form 10-Q




                                      INDEX


Part I:           Financial Information                                            Page Number
                                                                                   -----------
         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets                        3

                           Condensed Consolidated Statements of Operations              4

                           Condensed Consolidated Statements of Cash Flows              5

                           Notes to Condensed Consolidated Financial Statements         6


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          8


Part II:          Other Information


         Item 1.                    Legal Proceedings                                  10


         Item 5.                    Other Information                                  11


         Item 6.                    Exhibits and Reports on Form 8-K                  12


                           Signature                                                  13


                                    Exhibit 27 - Financial Data Schedule              14



                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                     December 31      March 31
ASSETS                                                                     1996           1996
                                                                     -----------   -----------
Current assets:
   Cash and cash equivalents                                            $  2,050    $  2,736
   Short-term investments                                                  4,672       3,752
   Trade and other accounts receivable                                     6,508       6,203
   Inventories                                                             3,679       3,536
   Prepaid expenses and other                                                 42          38
                                                                        --------    --------
 Total current assets                                                     16,951      16,265

Property and equipment, net of accumulated depreciation and                  515         224
     amortization of $4,505 ($4,373 at March 31, 1996)
Non-current trade receivables                                                840         810
Minority equity investment in and advances to foreign affiliates             566         608
Other assets                                                                 258         213
                                                                        --------    --------
                                                                        $ 19,130    $ 18,120
                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  1,497    $  1,029
   Accrued installation and warranty costs                                 1,319         957
   Accrued salaries, wages and employee benefits                             209         481
   Accrued commissions                                                       388         236
   Other liabilities                                                         684       1,442
                                                                        --------    --------
      Total current liabilities                                            4,097       4,145
                                                                        --------    --------



Stockholders' equity:
    Preferred stock, no par: 2,000,000 shares authorized;
    none outstanding
    Common stock, no par value; 20,000,000 shares authorized;
    10,440,826 and 10,328,976 shares issued and outstanding               24,940      24,850
    Accumulated deficit                                                   (9,601)    (10,587)
    Cumulative translation adjustments                                      (306)       (288)
                                                                        --------    --------
       Total stockholders' equity                                         15,033      13,975

                                                                        $ 19,130    $ 18,120
                                                                        ========    ========

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)




                                               Three Months Ended                  Nine Months Ended
                                               ------------------                  -----------------
                                                  December 31,                        December 31,
                                               ------------------                  -----------------
                                               1996            1995                1996          1995
                                               ----            ----                ----          ----
Net revenues                                 $ 5,152         $ 4,441             $14,802       $12,133

Cost of goods sold                             2,949           2,020               8,089         5,859
                                             -------         -------             -------       -------
Gross margin                                   2,203           2,421               6,713         6,274
                                             -------         -------             -------       -------

Operating expenses:
   Research and development                      495             427               1,426         1,248
   Selling,general and administrative          1,512           1,544               4,581         4,223
                                             -------         -------             -------       -------
      Total operating expenses                 2,007           1,971               6,007         5,471

Operating income                                 196             450                 706           803
Interest income, net                             101              84                 261           269
Foreign currency gain (loss), net                 22             (17)                 29           (21)
Equity in net income (loss) of investee          (39)             90                 (10)          363
                                             -------         -------             -------       -------
Net income before income taxes                   280             607                 986         1,414
Income taxes                                      --              --                  --            --
                                             -------         -------             -------       -------
Net income                                   $   280         $   607             $   986       $ 1,414
                                             =======         =======             =======       =======

Net income per common share and equivalent:
         Net income per common share         $   .03         $   .06             $   .09       $   .13
                                             =======         =======             =======       =======

       Common and common equivalent
       shares used in calculating income
       per share                              10,721          11,008              10,943        10,937
                                             =======         =======             =======       =======

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                          1996              1995
                                                                          ----              -----
Cash Flows From Operating Activities:
Net income                                                              $   986          $ 1,414

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            127              135
   Equity in net (income) loss of investee                                   10             (363)
   Cumulative translation effects                                           (18)              18
   Changes in assets and liabilities:
           Trade and other accounts receivable                             (335)          (1,334)
           Inventories                                                     (143)            (787)
           Prepaid expenses and other                                       (49)             (55)
           Accrued installation and warranty costs                          362              249
           Accounts payable                                                 468              514
           Accrued salaries, wages and employee benefits                   (272)            (172)
           Accrued commissions                                              152             (105)
           Other liabilities                                               (758)              86
                                                                        -------          -------

           Cash Provided (Used) By Operating Activities                     530             (400)
                                                                        -------          -------

           Cash Provided (Used) By Investing Activities:
           Purchase of short-term investments                              (920)            (761)
           Capital expenditures, net                                       (418)            (135)
           Minority equity investment in and advances to affiliate           32              (21)
                                                                        -------          -------

           Cash (Used) by Investing Activities                           (1,306)            (917)
                                                                        -------          -------

           Cash Provided (Used) by Financing Activities:
           Issuance of capital stock, net of expenses                        90               81
           Repurchase of capital stock                                       --              (56)
                                                                        -------          -------

           Cash Provided By Financing Activities                             90               25
                                                                        -------          -------

           Net (Decrease) in Cash and Cash Equivalents                     (686)          (1,292)

           Cash and Cash Equivalents At Beginning of Period               2,736            3,247
                                                                        -------          -------

           Cash and Cash Equivalents at End of Period                   $ 2,050          $ 1,955
                                                                        =======          =======


                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

         In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months and nine months ended December 31, 1996 and December 31, 1995 and cash flows for the nine months ended December 31, 1996 and December 31, 1995. These statements should be read in conjunction with the March 31, 1996 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1996 (Form 10-K) previously filed with the Securities and Exchange Commission.

         The interim financial results are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - Receivables From Affiliate

         Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $318 and $311 at December 31, 1996 and March 31, 1996, respectively. Such receivables arose from the sale of systems and spare parts to the affiliate.

NOTE 3 - Balance Sheet Details

         Inventories
         Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.


                                                       December 31, 1996    March 31, 1996
                                                       -----------------    ---------------
          Raw materials and components                            $2,257            $2,964
          Work-in-process                                          1,245               530
          Finished goods                                              98                42
          Systems at customer sites for evaluation                    79                --
                                                                  ------            ------
                                                                  $3,679            $3,536
                                                                  ======            ======

         Minority Equity Investments in and Advances to Affiliates

         The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $264 at December 31, 1996 and $269 at March 31, 1996.


                                                       December 31, 1996    March 31, 1996
                                                       -----------------    ---------------
Other Assets
Building rent deposits and other                                    $258             $  213

Other Liabilities
Accrued liabilities and other reserves                              $314             $  585
Customer deposits                                                    370                857
                                                                    ----             ------
                                                                    $684             $1,442
                                                                    ====             ======


Note 4 - Income Taxes

         The Company accounts for income taxes using the liability method. Under this method, deferred taxes are determined by applying current tax rates to the differences between the financial reporting and tax bases of the Company's assets and liabilities. The Company has provided a valuation reserve for its net deferred tax assets at December 31, 1996 and March 31, 1996 due to uncertainty as to the realization of such assets. The Company provides U.S. and foreign income taxes on the portion of the accumulated earnings of the Company's foreign subsidiaries which are intended to be remitted to the parent company within the foreseeable future.

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

Net Revenues

Net revenues for the current quarter (ended December 31, 1996), were $5.2 million compared to $4.4 million in the year ago quarter (ended December 31, 1995) and previous quarter (ended September 30, 1996). The increase in revenue over both prior fiscal periods is attributable to significant growth in the Company's Asian market, particularly with respect to newer product introductions. Over the past three fiscal years, the Company's Asian operations have been the focus of these newer products such as AdvantagePlus(TM), UnityPlus(TM), and InfraPacPlus(TM). In addition to a shift in geographical focus, the Company has directed its marketing and development efforts toward total system integration versus standalone actuator, measurement, and control systems. The Company believes that it is now positioned to expand as a system integrator in the large North American market building upon its experience in the Asian market.

Gross Margins

Gross margins, as a percentage of net revenues, were 42.8% for the current quarter versus 54.5% in the year ago quarter and 47.5% for the previous quarter. The aforementioned shift in product mix affected margins as a significant portion of current quarter's revenues were related to newer products which traditionally are more costly early in the product life cycles. On a year to date basis, gross margins were 45.4% for the first nine months of fiscal 1997 compared to 51.7% for the same period of fiscal 1996 reflecting the trend toward a mix of newer products.

Operating Expenses

Operating expenses were $2.0 million in the current quarter as well as prior year's quarter as higher variable selling expenses associated with the increased revenue level were offset by lower fixed costs associated with the Company's European operations. Research and development costs were 9.6% of net revenues for both quarters as spending reflected system integration enhancements. On a year to date basis, operating expenses were $6.0 million for the first nine months of fiscal 1997 compared to $5.5 million for the same period of fiscal 1996 primarily as the result of increased variable selling expenses on a higher revenue base and more resources in the system integration area.

Other Income and Expense

The Company recorded a loss of $39,000 in the current quarter on its 40% investment in Impact Systems Asia KK compared to an income of $90,000 for the prior year quarter as the result of the anticipated decline in shipment levels due to lower system orders. On a year to date basis, the Company recorded a loss of $10,000 for the first nine months of fiscal 1997 compared to net income of $363,000 for the same period of fiscal 1996 as fiscal 1996 included several large system orders.


                         Liquidity and Capital Resources



The Company had cash balances and short-term investments of approximately $6.7 million at December 31, 1996 compared to $6.5 million at March 31, 1996 and $6.1 million at prior quarter's end of September 30, 1996. There are no outstanding borrowings under the Company's $6.0 million domestic credit facility and the Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least the next several fiscal quarters.

Non-current trade receivables are expected to increase considerably over the next several quarters as systems sold under longer term interest bearing notes are shipped. Trade and other receivables increased $.3 million for the first nine months of fiscal 1997 primarily the result of shipment timing. Property and equipment increased by approximately $.3 million reflecting Company paid for tenant improvements for its new corporate facility in Los Gatos, CA. Total Company tenant improvements will be at approximately $.5 million.

Accrued installation and warranty costs increased $.4 million due to the payment timing of certain turnkey installations. Accounts payable increased by approximately $.5 million for the nine months year to date as the result of payment timing differences and other liabilities decreased by almost $.8 million principally as the result of the shipment of systems with customer deposits at March 31, 1996.

                           PART II - OTHER INFORMATION

                                     ITEM 1

                                LEGAL PROCEEDINGS





On June 7, 1996, the Company filed a patent infringement action against ABB Industrial Systems, Inc. in federal court in San Jose, California. In its suit, the Company has alleged that ABB has infringed and continues to infringe an Impact Systems, Inc. patent covering the manufacture, use, and sale of a caliper control system and method. Among other things, the Company seeks to enjoin the manufacture and sale of ABB's MICROSET Thermo-Profiler and ABB's Smart Calendar Profiler and to recover damages resulting from ABB's earlier sales of the product. This action is still in the early stages of discovery.

In December 1996, ABB filed a patent infringement action against the Company in federal court in Columbus, Ohio, alleging that the Company's four-channel moisture sensor infringes one of ABB's patents covering the manufacture, use and sale of a moisture sensing system and method. ABB has not yet served the Company with ABB's complaint in this new action. The Company believes that ABB's claims are without merit, and intends to vigorously defend itself against such claims.

                           PART II - OTHER INFORMATION

                                     ITEM 5

                                OTHER INFORMATION





Recent Developments-Properties

On January 6, 1997, the Company moved its corporate offices, research and development facilities and primary manufacturing facilities from San Jose, California to Los Gatos, California. The new facilities are located at 14600 Winchester Boulevard, Los Gatos, California, 95030 and consist of 23,975 square feet of offices and manufacturing area which is leased for a seven year term commencing on November 16, 1996. The lease allows for expansion in adjacent existing facilities of up to an additional 36,000 square feet. The lease term on the Company's San Jose facility expired on January 15, 1997.

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





                                   IMPACT SYSTEMS, INC.
                                   Registrant






Date:   February 13, 1997         By:  /s/   Robert M. Gorski
                                      -----------------------------------------
                                      Robert M. Gorski
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)


                                      February 13, 1997

                                EXHIBIT INDEX


       Exhibit 27   -   Financial Data Schedule