Form 10-K405
period 1997-03-31
IMPACT SYSTEMS INC /CA/
filed 1997-06-30
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended              Commission File Number:
               March 31, 1997                           0-16227


                              IMPACT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 California                                94-2672923
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

             14600 Winchester Boulevard, Los Gatos, California 95030
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 379-0910

                           ---------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
        Title of each class                    on which registered
        -------------------                    -------------------
               None                                   None


           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 31, 1997 as reported on the NASDAQ National Market System, was approximately $9,572,922. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                 As of May 31, 1997, registrant had outstanding
                       10,404,500 shares of Common Stock.

                                     PART I
ITEM 1.  BUSINESS.

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

PRODUCT OFFERING
AdvantagePlus(TM)
The Impact Advantage line of scanning paper machine sensors was introduced at a paper industry trade show (TAPPI Process Control) in 1989, and the Company began shipping its AdvantagePlus line in December 1991. The line offers a comprehensive array of on-line sensors for the paper machine, including Basis Weight, Infrared Moisture, Contacting or Air-Bearing Caliper, Microwave Moisture, Ash, Direct Coat Weight, Opacity and Gloss. These sensors may be used as standalone measurement systems which may be easily interfaced to any distributed control system or the customer's existing packaged control system. Alternatively, the Advantage line supplies weight and moisture software controls, display and MIS reports in a completely self-contained process control system configuration.

UnityPlus(TM)
The Company has cross-OEM (Original Equipment Manufacturer) agreements with Elsag Bailey, Inc., a wholly-owned indirect subsidiary of Elsag Bailey Process Automation N.V. (NYSE: EBY), Impact's largest shareholder (22.86 percent of Impact's outstanding common stock at March 31, 1997). Impact OEM's the "Unity" distributed control system and related software from Bailey. Unity is an integrated control system, designed for the paper machine floor. It incorporates the operator console, control processors, I/O (input/output), modules, control logic and graphic configuration tools into a single, self-contained distributed control system. Bailey OEM's Impact's complete line of cross-direction actuators and related software, drying systems, and the "AdvantagePlus" line of scanners and sensors which is specifically designed for Distributed Control Systems
(DCS). The combination UnityPlus product (Unity and AdvantagePlus) is a complete, fully expandable DCS system, incorporating the latest technological advances in cross-direction actuators and sensors -- specifically designed to eliminate the hardware and software redundancy commonly found in conventional packaged control systems. Installation of the UnityPlus product results in a true 'single window' paper machine control system, giving high reliability and flexibility. See Note 10 of Notes to the Consolidated Financial Statements - Related Party Transactions.

Human Machine Interface (HMI) and Process Control
Impact has developed communication driver software packages to allow advanced integration capabilities with Bailey DCS, Foxboro DCS, as well as Windows NT console configured with the Wonderware(TM) InTouch Graphical User Interface.

Each of these HMI solutions may be chosen as a module independent from the process control hardware where the control processor and I/O (input/output) modules and control logic resides.

Infra-Pac(TM)
The Infra-Pac electric infrared actuator is a sectionalized, high intensity dryer designed to control the moisture profile across the width of the paper web or to provide incremental drying across the width of the paper web for specialized coating applications. A third generation digital power supply allows for narrow zone resolution, long lamp life, and unity power factor for efficient operation. A fourth generation power supply was introduced to meet market needs for DCS direct integration, as well as higher power output requirements. Infra-PacPlus was introduced this year to provide 25% higher infrared drying output capability within the same Infra-Pac drying frame. Infra-PacPlus offers new customers a more competitive product while providing existing customers the opportunity to increase infrared drying output at a reasonable investment cost.

Therma-Jet(TM)
The Therma-Jet and Ultra-Jet(TM) II variable temperature air-jet actuators for CD caliper control use a high velocity variable temperature air jet system which causes a calender roll to expand or contract at logical intervals, thereby adjusting the compression between two rolls and thus the thickness of the paper sheet.

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

Systems Integration
The Company's products are also sold as standalone or fully integrated systems which reside on a data network [i.e., Impact Net II, Ethernet (TCP/IP), etc.], and are then interfaced to various operating consoles. Each Impact "system" may be added on to a paper machine's existing measurement system provided by other measurement system suppliers.

BACKLOG
The Company's systems backlog as of March 31, 1997, was approximately $4.2 million, as compared with approximately $8.8 million as of March 31, 1996. The $4.2 million for March 31, 1997 does not include approximately $4.0 million in new orders received in the first quarter of fiscal 1998 to date. Backlog generally represents orders for systems scheduled for delivery within six months. The Company typically ships its systems within three to six months after receipt of an order and the majority of its current backlog is scheduled for delivery within six months. Customers can reschedule shipping dates to coordinate with their installation timetables. Due to the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date may not be indicative of actual revenues for any future period. While the Company believes operating results are highly dependent upon the economic environment, it has not experienced significant seasonal variations in the demand for its products.

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

COMPETITION AND INDUSTRY CONDITIONS
The market for the sale of process control products to paper companies is highly competitive. Impact's principal competitors in its actuator and process control systems business are Honeywell/Measurex and ABB Industrial Systems, Inc. Impact also competes with a small number of regional companies.

Competition is based primarily on performance, product quality and reliability, as well as price, service and support capability, and corporate reputation. Impact believes that a particularly important competitive factor is the degree of applications engineering provided in the sale of the system.

The paper industry is capital intensive and highly cyclical. Expenditures on capital equipment by paper manufacturers have tended to vary in cycles that reflect overall economic conditions. In the event of an economic slowdown, spending on capital equipment by the paper industry is likely to decrease. As a result, orders for the Company's products, and therefore its operating results, may be adversely affected during such periods. From 1989 through 1993, the paper industry was in a severe recession, adversely affecting capital spending. The situation improved in fiscal 1994, particularly in the United States, as demand for paper products more closely met capacity thereby stimulating capital investment. Starting in calendar 1996, most paper companies showed symptoms of a weaker market with lower demand and prices. Capital equipment expenditures could be adversely affected if the lower demand and prices continue.

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

MANUFACTURING
The Company manufactures its products at its headquarters in Los Gatos, California. Manufacturing operations consist primarily of final assembly, test and quality control of materials and components. The Company uses standard parts and components for its products, and in most cases multiple vendors are available.

RESEARCH AND PRODUCT DEVELOPMENT
From fiscal 1995 through 1997, the Company reinvested between approximately 10 and 11 percent of its net revenues in research and development. The Company's research and development expenses are expected to be directed toward enhancements of its existing product line and expansion of the Company's system integration capabilities at least through fiscal 1998.

PATENTS AND LICENSES
The Company holds thirteen U.S. patents and also has a number of patents filed or pending in foreign countries and will continue to seek patent coverage for its inventions in both the United States and foreign countries. The Company will continue to seek proprietary protection for its inventions, trademarks and copyrights where appropriate. The Company has in the past and will continue to take legal action to uphold its patents.

EMPLOYEES
At March 31, 1997, the Company had 85 full-time employees, including 19 located outside of the United States.

RISK FACTORS
Forward-looking statements
With the exception of the actual reported financial results, some of the statements made in this Form 10-K are forward-looking, reflect the Company's current expectations and involve certain risks and uncertainties. Any statements in this 10-K that are not historical in nature are forward-looking statements. Actual results may differ materially depending on the business conditions, growth and changes in the paper industry competition, and general economy, foreign, political and economic developments, availability and pricing of raw materials, changes in product mix, competition, shifts in market demand and changes in prevailing interest rates. There can be no assurance that the Company's actual future performance will meet the Company's expectations.

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

Reliance on specific customers

During fiscal 1996, no one customer accounted for sales greater than 10 percent of consolidated net revenues. In fiscal 1995 and fiscal 1997, sales to one customer accounted for approximately 10 percent and 13 percent, respectively, of consolidated net revenues. Each of the aforementioned customers were original equipment manufacturers (OEMs) who resold the purchased equipment to third party end user customers. In fiscal 1997, the customer accounting for 13 percent of consolidated net revenues were affiliates of Elsag Bailey Process Automation N.V., the Company's largest shareholder. Since the composition of the customer base varies due to the irregular nature of large capital equipment purchases, the effect of the loss of any one specific customer is not fully determinable, but could have a material adverse effect on the Company's results of operations in any one given year.

ITEM 2.  PROPERTIES.

The Company's corporate offices, research and development facilities, and primary manufacturing facilities are located in Los Gatos, California and total approximately 23,975 square feet. The Company also leases several sales offices. The Company believes that its existing facilities are adequate to meet current requirements.

ITEM 3.  LEGAL PROCEEDINGS.

During the first quarter of fiscal 1997, the Company filed a patent infringement action against ABB Industrial Systems, Inc. (ABB) in federal court in San Jose, California. The Company believes ABB is infringing on its caliper actuator patent, a key product in bundled sales opportunities, and is seeking to enjoin them from the manufacture and sale of their product and is also seeking damages from their unlicensed sales. During the fourth quarter of fiscal 1997, the Company took a charge of $1.0 million to cover actual and anticipated future legal expenses associated with the suit. The patent infringement action is in discovery and deposition stages with a final determination, at this time, uncertain as to timing. ABB has sued Impact in Columbus, Ohio claiming Impact is infringing on a moisture sensor patent which Impact believes it is plainly a retaliatory suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

The following table sets forth the range of high and low closing sale prices in dollars reported on the NASDAQ National Market System under the symbol MPAC for the periods indicated. There were approximately 2,516 shareholders of record of Common Stock on May 31, 1997 based on transfer agent's listings and broker dealer demand for proxy statements on behalf of beneficial owners.

Fiscal Year Ended            March 31, 1996               March 31, 1997
-----------------            --------------               --------------
                            High         Low             High        Low
                            ----         ---             ----        ---
    First Quarter          2 3/16       1 15/16         3 3/4       2 3/4

    Second Quarter         3 1/16       2               3 1/8       1 11/16

    Third Quarter          2 15/16      2 1/16          2 1/4       1 9/32

    Fourth Quarter         3 9/16       2 1/2           2 3/8       1 3/8


On May 31, 1997, the closing trade was priced at $1 5/16 per share.


The Company has not paid cash dividends on its Common Stock, and its Board of Directors presently intends to continue this policy in order to retain earnings for the development of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                          YEAR ENDED MARCH 31,
                                         ------------------------------------------------------
                                          1993        1994        1995        1996        1997
                                          ----        ----        ----        ----        ----
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
(in thousands, except per share amounts)

Net revenues                             $14,551     13,295      $15,709     $17,765     19,756
                                         -------     ------      -------     -------     ------

Costs and expenses:
  Cost of goods sold                       6,907      6,046        7,603       8,627     10,691
  Research and development                 1,603      1,492        1,758       1,752      1,982
  Selling, general and administrative      5,463      5,063        5,217       5,908      6,049
  Provision for legal expenses                --         --           --          --      1,000
                                         -------     ------      -------     -------     ------
Total costs and expenses                  13,973     12,601       14,578      16,287     19,722
                                         -------     ------      -------     -------     ------

Operating income                             578        694        1,131       1,478         34
Interest income, net                           8        167          284         333        346
Foreign currency gain (loss), net            (55)       (64)         (23)        (19)        70
Equity in net income (loss)
   of investee                               (43)        35           50         199         (2)
                                         -------     ------      -------     -------     ------
Income before income taxes
   and extraordinary credit                  488        832        1,442       2,029        448
Income taxes                                 195         --           --          --         --
                                         -------     ------      -------     -------     ------
Income before
   extraordinary credit                      293        832        1,442       2,029        448
Extraordinary credit from utilization
   of net operating loss
carryforwards                                151         --           --          --         --
                                         -------     ------      -------     -------     ------
Net income                                $  444     $  832       $1,442      $2,029       $448
                                         =======     ======      =======     =======     ======
Income per share:

Income before
   extraordinary credit                     $.03       $.07         $.14        $.19       $.04
Extraordinary credit from utilization
   of net operating loss
carryforwards                                .01         --          --           --         --
                                         -------     ------      -------     -------     ------
Net income                                  $.04       $.07         $.14        $.19       $.04
                                         =======     ======      =======     =======     ======

Weighted average common and   common
equivalent shares                         12,107     11,376       10,677      10,949     10,909
                                         =======     ======      =======     =======     ======


                                                                MARCH 31,
                                         -------------------------------------------------------
                                          1993        1994        1995        1996        1997
                                          ----        ----        ----        ----        ----
CONSOLIDATED BALANCE SHEETS DATA:
(in thousands)

Working capital                          $ 9,631     $ 8,492     $ 9,897     $12,120     $11,096
Total assets                             $15,177     $13,597     $15,134     $18,120     $18,937
Long-term obligations,
  less current portion                        --          --          --          --          --
Stockholders' equity                     $11,020     $10,213     $11,875     $13,975     $14,321

NOTE: No cash dividends were declared or paid during any of the five years presented.

INTERIM FINANCIAL INFORMATION (unaudited)
(in thousands, except per share amounts)

                                                                        FISCAL 1997 QUARTER ENDED
                                                          ----------------------------------------------------
                                                          JUNE 30,   SEPTEMBER 30,    DECEMBER 31,   MARCH 31,
                                                           1996          1996             1996         1997
                                                           ----          ----             ----         ----
Net revenues                                              $ 5,215       $ 4,434          $ 5,152      $ 4,955
Gross margin                                                2,404         2,107            2,203        2,351
Operating expenses (excluding provision for legal           2,105         1,895            2,007        2,024
expense)
Provision for legal expenses                                   --            --               --        1,000
Net income (loss)                                             403           303              280         (538)
Net income (loss) per share                                   .04           .03              .03         (.05)


                                                                        FISCAL 1996 QUARTER ENDED
                                                          ----------------------------------------------------
                                                          JUNE 30,   SEPTEMBER 30,    DECEMBER 31,   MARCH 31,
                                                           1995          1995             1995         1996
                                                           ----         -----             ----         ----
Net revenues                                              $ 3,729       $ 3,964          $ 4,441      $ 5,631
Gross margin                                                1,802         2,051            2,421        2,864
Operating expenses                                          1,680         1,820            1,971        2,189
Net income                                                    305           502              607          615
Net income per share                                          .03           .05              .06          .06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
During fiscal 1997, the Company continued to expand its market share of sensor systems which contributed to an increase in revenues of over 11% (in terms of net sales dollars) versus the prior fiscal year. Shipments of AdvantagePlus sensor systems increased 68% over fiscal 1996 levels. Fiscal 1996 levels, in turn, were nearly 60% higher than the previous year of fiscal 1995. The Company believes that the success of this segment of its product line not only increases overall market potential, but also generates additional opportunities for associated actuator products. The Company also believes that its sensor product line has helped establish it as a system integrator in the large North American market.

The Company's results are highly dependent upon economic conditions effecting the paper industry and, consequently, orders tend to reflect the cyclical demand for paper products worldwide. Although the Company has benefited from the increased acceptance of its newer product line, there is no certainty that economic conditions will remain the same conditions or new product acceptance will be sustained in future fiscal periods. In general, the U.S. paper industry is currently not expanding - a situation that could negatively affect future capital equipment purchases by paper manufacturing companies.

NET REVENUES Net revenues for the year ended March 31, 1997 (fiscal 1997) were $19.8 million compared to $17.8 million for the year ended March 31, 1996 (fiscal 1996) and $15.7 million for the year ended March 31, 1995 (fiscal 1995). This increase from fiscal 1996 to fiscal 1997 is primarily attributable to the increase in demand for the Company's sensor system product line as discussed above. The increase from fiscal 1995 to fiscal 1996 is the result of the brief paper industry economic recovery which began in late fiscal 1994. Prior to fiscal 1994, the paper industry market experienced a five year slowdown which adversely effected customer's capital investment programs including the Company's products.

COST OF GOODS SOLD
Cost of goods sold (systems and spare parts shipments) were relatively consistent for fiscal 1995 and 1996 (as a percentage of net revenue) amounting to 48% and 49%, respectively, and increased to 54% for fiscal 1997. The increase from fiscal 1995 and fiscal 1996 to fiscal 1997 is principally attributable to product mix and associated sensor shipments which represented 31% of system revenues in fiscal 1997 compared to 21% in fiscal 1996 and 15% in fiscal 1995 (see Introduction above). Cost of goods sold reflect the material, labor and overhead expenses related to system and spare parts shipments and can vary with fluctuations in product mix.

RESEARCH AND DEVELOPMENT
The Company's research and development program has primarily been directed at system integration and interface enhancements the past three fiscal years and amounted to $1.8 million, $1.8 million, and $2.0 million in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. As mentioned previously, shipments of Advantage sensor products increased approximately 60% from fiscal 1995 to fiscal 1996 and approximately 68% from fiscal 1996 to fiscal 1997, and a significant portion of research and development resources were directed toward the newer product line. The Company expects research and development costs to remain relatively consistent, or modestly increase, over prior year levels as the focus of development programs is directed toward system integration programs and enhancements of its actuator products.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
Selling, general and administrative expenses increased from $5.2 million in fiscal 1995 to $5.9 million in fiscal 1996 and $6.0 million in fiscal 1997. Most of the year to year increases in SG&A were the result of higher variable costs associated with the increased shipment levels. Spending in fiscal 1996 and fiscal 1997 included costs to expand the Company's sales force in primary markets in order to more effectively promote its broadened product line. The Company is in the process of adding resources to position itself as a systems integrator and these resources will be reflected in increased selling, general, and administrative expenses in future fiscal periods.

PROVISION FOR LEGAL EXPENSES
During the first quarter of fiscal 1997, the Company filed a patent infringement action against ABB Industrial Systems, Inc. (ABB) in federal court in San Jose, California. The Company believes ABB is infringing on its caliper actuator patent, a key product in bundled sales opportunities, and is seeking to enjoin them from the manufacture and sale of their product and is also seeking damages from their unlicensed sales. During the fourth quarter of fiscal 1997, the Company took a charge of $1.0 million to cover actual and anticipated future legal expenses associated with the suit. The patent infringement action is in discovery and deposition stages with a final determination, at this time, uncertain as to timing. ABB has sued Impact in Columbus, Ohio claiming Impact is infringing on a moisture sensor patent which Impact believes it is plainly a retaliatory suit.

OTHER INCOME AND EXPENSE

Net interest income increased from $284,000 in fiscal 1995 to $333,000 in fiscal 1996 and $346,000 in fiscal 1997 reflecting primarily the gradual increase in invested cash balances from year to year, and to a lesser extent, an increase in yield on the Company's marketable securities investments.

Foreign currency gains and losses have not been material for the three fiscal years ended March 31, 1997.

The Company experienced break-even results on its 40% investment in Impact Systems Asia during fiscal 1997 compared to income of $50,000 and $199,000 in fiscal 1995 and fiscal 1996, respectively. The reduction in income from fiscal 1996 to fiscal 1997 is the result of the anticipated decline in shipment levels due to lower system orders. From an order and shipment standpoint, fiscal 1995 and fiscal 1997 were typical years for the affiliate while fiscal 1996 contained a number of extraordinary large OEM orders normally spread over more than one fiscal year.

INCOME TAXES
At March 31, 1997, the Company had net operating loss carryforwards of approximately $4.5 million for federal income tax purposes. The Company also had tax credit carryforwards of approximately $1.0 million and $0.1 million for federal and state income tax purposes, respectively. The net operating loss carryforwards and tax credits expire principally between fiscal 2004 and 2007.

Due to the cyclicality and volatility of the paper industry (See Risk Factors in Item 1. Business), the Company has provided a valuation allowance of approximately $3.7 million for the uncertainty of realization of certain deferred tax assets at March 31, 1997, as it is not assured that these deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997, the Company's cash and short-term investments (treasury bills and mutual funds) totalled $6.2 million compared to $6.5 million at March 31, 1996. At both March 31, 1996 and March 31, 1997, the Company had no outstanding bank borrowings and its current ratio was 3.9 to 1 and 3.4 to 1 at the end of fiscal 1996 and fiscal 1997, respectively. The Company also has a short-term credit facility of $6.0 million which is used to issue standby letters of credit to certain customers. At March 31, 1997 there were no advances and $328,000 in standby letters of credit outstanding. The credit line is secured by accounts receivable, inventory equipment and intangible rights. See Note 5 of Notes to the Consolidated Financial Statements-Borrowing Arrangements. The short-term credit facility expires in August, 1997 and the Company expects to renew such with the current lender. The Company expects that existing cash balances together with cash flow from operations and bank borrowings, if necessary, will be adequate to meet its working capital requirements through fiscal 1998.

Total trade receivables (current and non-current) increased $545,000 during fiscal 1997 primarily as the result of the effect of an increase in the number of systems sold under longer term installment contracts. Accounts payable balances increased $474,000 from March 31, 1996 to March 31, 1997 as the result of payment timing differences primarily associated with inventory receipts. Accrued installation and warranty costs increased approximately $542,000 primarily as the result of third party installation contracts associated with certain second half fiscal 1997 system shipments. The $585,000 decline in other liabilities is attributable to a reduction in deposits associated with system backlog.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.















                              IMPACT SYSTEMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1995, 1996, AND 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Impact Systems, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 30 present fairly, in all material respects, the financial position of Impact Systems, Inc. and its subsidiaries at March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








PRICE WATERHOUSE LLP

San Francisco, California
May 16, 1997

                              IMPACT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,
                                                                              -----------------------
                                                                                 1996            1997
                                                                                 ----            ----
                                                                                    (In thousands )
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 2,736         $ 1,416
  Short-term investments                                                        3,752           4,809
  Trade receivables, net of allowances of $48 and $73                           5,864           5,475
  Receivables from employees and affiliates                                       339             302
  Inventories                                                                   3,536           3,674
  Prepaid expenses and other assets                                                38              36
                                                                              -------         -------
    Total current assets                                                       16,265          15,712

Property and equipment, net                                                       224             719
Non-current trade receivables                                                     810           1,744
Minority equity investment in and advances to foreign affiliates                  608             641
Other assets                                                                      213             121
                                                                              -------         -------
                                                                              $18,120         $18,937
                                                                              =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $1,029          $1,503
  Accrued installation and warranty costs                                         957           1,499
  Accrued salaries, wages and employee benefits                                   481             452
  Accrued commissions                                                             236             305
  Other liabilities                                                             1,442             857
                                                                              -------         -------
    Total current liabilities                                                   4,145           4,616
                                                                              -------         -------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock, no par;
    2,000,000 shares authorized; none outstanding                                  --              --
  Common stock, no par: 20,000,000 shares authorized;
    10,328,976 and 10,404,500 shares issued and outstanding                    24,850          24,871
  Accumulated deficit                                                         (10,587)        (10,139)
  Cumulative translation adjustment                                              (288)           (411)
                                                                              -------         -------
    Total stockholders' equity                                                 13,975          14,321
                                                                              -------         -------
                                                                              $18,120         $18,937
                                                                              =======         =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED MARCH 31,
                                                            ----------------------------------
                                                             1995         1996          1997
                                                            -------      -------       -------
                                                          (In thousands, except per share amounts)
Net revenues                                                $15,709      $17,765       $19,756

Cost of goods sold                                            7,603        8,627        10,691
                                                            -------      -------       -------

Gross margin                                                  8,106        9,138         9,065
                                                            -------      -------       -------

Operating expenses:
  Research and development                                    1,758        1,752         1,982
  Selling, general and administrative                         5,217        5,908         6,049
  Provision for legal expenses                                   --           --         1,000
                                                            -------      -------       -------
Total operating expenses                                      6,975        7,660         9,031
                                                            -------      -------       -------

Operating income                                              1,131        1,478            34
Interest income                                                 298          344           355
Interest expense                                                (14)         (11)           (9)
Foreign currency gain (loss), net                               (23)          19            70
Equity in net income (loss) of investee                          50          199            (2)
                                                            -------      -------       -------

Income before income taxes                                    1,442        2,029           448
Income taxes                                                     --           --            --
                                                            -------      -------       -------

Net income                                                   $1,442       $2,029          $448
                                                            =======      =======       =======

Net income per share:
     Income before income taxes                               $ .14        $ .19         $ .04
     Income taxes                                                --           --            --
                                                            -------      -------       -------
     Net income                                               $ .14        $ .19         $ .04
                                                            =======      =======       =======

Weighted average common and common equivalent shares         10,677       10,949        10,909
                                                            =======      =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         COMMON STOCK                             CUMULATIVE
                                   ------------------------   ACCUMULATED         TRANSLATION
                                     SHARES         AMOUNT      DEFICIT           ADJUSTMENT      TOTAL
                                     ------         ------      -------           ----------      -----
Balance at March 31, 1994          10,042,150       $24,641     $(14,058)            $(370)       $10,213

Issuance of common stock              161,350           135                                           135

Foreign currency translation
adjustments                                                                             85             85

Net income                                                         1,442                            1,442
                                   ----------       -------     --------             -----        -------

Balance at March 31, 1995          10,203,500        24,776      (12,616)             (285)        11,875

Issuance of common stock              150,476           130                                           130

Repurchase of common stock            (25,000)          (56)                                          (56)

Foreign currency translation
  adjustments                                                                           (3)            (3)

Net income                                                         2,029                            2,029
                                   ----------       -------     --------             -----        -------

Balance at March 31, 1996          10,328,976        24,850      (10,587)             (288)        13,975

Issuance of common stock              117,100            94                                            94

Repurchase of common stock            (41,576)          (73)                                          (73)

Foreign currency translation
  adjustments                                                                         (123)          (123)

Net income                                                           448                              448
                                   ----------       -------     --------             -----        -------

Balance at March 31, 1997          10,404,500       $24,871     $(10,139)            $(411)       $14,321
                                   ==========       =======     ========             =====        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED MARCH 31,
                                                                   --------------------------------------
                                                                    1995            1996           1997
                                                                   -------         -------        -------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 1,442         $ 2,029        $   448
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                      134             177            179
    Equity in net (income) loss of investee                            (50)           (199)             2
    Translation (gain) loss                                             27             (28)            15
    Changes in assets and liabilities
         Restricted cash time deposits                                  32              --             --
         Trade receivables, net                                     (1,283)         (1,810)          (641)
         Other receivables                                             100            (238)            26
         Inventories                                                   298            (662)          (154)
         Prepaid expenses and other assets                             (69)            (12)            94
         Accounts payable                                              (70)            271            475
         Accrued installation and warranty costs                      (499)            488            546
         Accrued salaries, wages and employee benefits                 184             (19)            (2)
         Accrued commissions                                            67             (99)            69
         Other liabilities                                             162             208           (585)
                                                                   -------         -------        -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            475             106            472
                                                                   -------         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or sale of short-term investments, net                       (934)           (799)        (1,057)
Capital expenditures                                                  (156)           (158)          (677)
Minority equity investment in and net receipts from (to)
  affiliates                                                            18             235            (35)
                                                                   -------         -------        -------

CASH USED IN INVESTING ACTIVITIES                                   (1,072)           (722)        (1,769)
                                                                   -------         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock and warrants, net of expenses                135             130             94
Repurchase and retirement of capital stock                              --             (56)           (73)
                                                                   -------         -------        -------
CASH PROVIDED BY FINANCING ACTIVITIES                                  135              74             21
                                                                   -------         -------        -------

EFFECT OF EXCHANGE RATE FLUCTUATIONS ON CASH                             9              31            (44)
                                                                   -------         -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (453)           (511)        (1,320)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       3,700           3,247          2,736
                                                                   -------         -------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 3,247         $ 2,736        $ 1,416
                                                                   =======         =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest                                                       $ 12            $ 10           $ 10
       Income taxes                                                   $ 10            $ 33           $ 21


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

Cash and cash equivalents and short-term investments
Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition. Short-term investments consist of government treasury bills or institutional investments. The treasury bills have original maturities of more than three but less than twelve months, are considered held-to-maturity investments and are stated at amortized cost which approximates market value. The institutional investments are highly liquid funds that are considered available for sale and are carried at market value.

Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventory costs include material, labor, and overhead components.

Property and equipment
Property and equipment are stated at the lower of cost or, if impaired, the fair value at date of impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two to ten years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. Maintenance and repair costs are expensed as incurred.

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS No. 121 at April 1, 1996 and its application during fiscal 1997 had no material impact on the Company's financial position or results of operations.

Revenue recognition
Revenue related to sales of production systems is recognized upon shipment Service and other revenues are recognized as the services are provided or ratably over the life of the contracts.

Net revenues included approximately $4.8 million in fiscal 1995, $5.3 million in fiscal 1996, and $5.1 million in fiscal 1997 relating to system service revenues and system spare part sales.

Concentration of credit risk
Financial instruments which potentially subject the Company to significant concentration of credit risk consist primarily of trade receivables. The Company's principal customers are large paper companies and paper machine and coater manufacturers in North America, Europe and the Far East. The Company also sells to Elsag Bailey, Inc. under cross OEM agreements with the related party (see Note 10). The Company performs ongoing credit evaluations of its customers and generally does not require collateral. During fiscal 1996, no one customer accounted for sales greater than 10 percent of consolidated net revenues. In fiscal 1995 and fiscal 1997, sales to one customer accounted for approximately 10 percent and 13 percent, respectively, of consolidated net revenues. The Company provides an allowance for doubtful accounts based on historical trends and other current factors. Historically, the Company has not experienced significant losses related to trade receivables.

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

Advertising
Advertising costs are expensed as incurred. Advertising expense amounted to approximately $152,000, $178,000 and $105,000 for the years ended March 31, 1995, 1996, 1997.

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

In certain situations, forward exchange contracts are purchased to hedge certain foreign denominated assets. Gains and losses on hedge contracts are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs. At March 31, 1997, the Company was not a party to any foreign exchange contracts.

Stock based compensation Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." which allows companies either to measure compensation cost in connection with the employee stock compensation (option) plans using a fair value based method or to continue to use an intrinsic value based method. The Company will continue to use the intrinsic value based method in accordance with APB No. 25, which generally does not result in compensation cost. The Company's stock option plans are discussed in
Note 7.

Earnings per share
Primary earnings per common and common equivalent share is computed using the weighted average number of common stock outstanding during the period, and for incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share did not differ materially from primary earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." This Statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share ("APB 15") and its related interpretations and establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share (EPS). The Company is required to adopt the provisions of Statement No. 128 for the quarter ending December 31, 1997 and earlier application is not permitted, however, upon adoption the Company may be required to restate previously reported annual and interim income or loss per share in accordance with the provisions of Statement No. 128. The Company does not believe the adoption of Statement No. 128 will have a material impact on the computation or manner of presentation of its earnings per share data as currently or previously presented under APB 15.

NOTE 2 - CONSOLIDATED BALANCE SHEETS DETAILS:

                                                              MARCH 31,
                                                       ------------------------
                                                        1996             1997
                                                       -------          -------
                                                            (In thousands)
Cash and cash equivalents
Cash                                                   $ 1,373          $   829
Money market deposits                                    1,363              587
                                                       -------          -------
                                                       $ 2,736          $ 1,416
                                                       =======          =======

Short-term investments
U.S. Treasury bills                                    $ 3,752          $ 1,991
Institutional mutual funds                                  --            2,818
                                                       -------          -------
                                                       $ 3,752          $ 4,809
                                                       =======          =======
Inventories
Raw materials and components                           $ 2,964          $ 3,205
Work-in-process                                            530              469
Finished goods                                              42               --
                                                       -------          -------
                                                       $ 3,536          $ 3,674
                                                       =======          =======
Property and equipment
Machinery and equipment                                $ 3,145          $ 1,568
Furniture and fixtures                                     532              290
Leasehold improvements                                     502              510
Demonstration equipment                                    418               59
                                                       -------          -------
                                                         4,597            2,427

Less:  Accumulated depreciation                         (4,373)          (1,708)
                                                       -------          -------
                                                       $   224          $   719
                                                       =======          =======

Other liabilities
Accrued liabilities, legal
   expense accrual, and other                          $   585          $   835
Customer deposits                                          857               22
                                                       -------          -------
                                                       $ 1,442          $   857
                                                       =======          =======

During FY97 the Company retired approximately $2,835,000 in fixed assets, largely done in conjunction with the Company's move to the new office and plant facility in Los Gatos, California. All items retired were fully depreciated and most were scrapped with no residual contribution.

Of the $5,912,000 and $5,548,000 of gross current trade receivables at March 31,1996 and 1997, respectively, $500,000, and $860,000, respectively, represent the current portion of long-term trade receivables. Contractual customer payment terms are staggered and can relate to drawings, sign-off's, delivery, startup, performance trials and warranty periods. Such amounts are contractually tied to performance trials, passage of time and warranty periods.

NOTE 3 - RECEIVABLES FROM EMPLOYEES AND AFFILIATES:
At March 31, 1996, receivables from employees and affiliates included $311,000 of trade receivables from Impact Asia and $28,000 of loans or advances to employees for relocation and travel. An additional $97,000 of long-term promissory notes due from employees has been included in other assets.

At March 31, 1997, receivables from employees and affiliates included $254,000 of trade receivables from Impact Asia and $48,000 of loans or advances to employees for relocation and travel. An additional $93,000 of long-term promissory notes due from employees has been included in other assets. None of the employee loans are from Company officers.

NOTE 4 - MINORITY EQUITY INVESTMENT IN AND ADVANCES TO FOREIGN AFFILIATES:
Impact Systems Asia KK (Impact Asia) was formed in Japan in 1986 to facilitate marketing of Impact's products in Japan. Presently, the Company has a 40 percent interest in Impact Asia and records 40 percent of its equity in the affiliate's net income or loss. Advances to Impact Systems Asia amounted to $269,000 and $588,000 at March 31, 1996 and March 31, 1997, respectively.

NOTE 5 - BORROWING ARRANGEMENTS:
In August 1996, the Company finalized an extension (to August 15, 1997) of its primary domestic credit facility. The revolving credit line remains at $6.0 million. The interest rate on any outstanding loan balances under the facility is the prime rate (8.50% at March 31, 1997). At March 31, 1997, there were no loan balances outstanding under this line, although the Company had issued $328,000 in standby letters of credit under the facility. Fees under the revolving credit line are immaterial and collateral for borrowings consists of accounts receivable, inventory, equipment and intangible rights. As of March 31, 1997, the Company was in compliance with the maximum debt to tangible net worth ratio, minimum quick ratio, and tangible net worth financial convenants under the facility. A letter from the lender dated April 30, 1997, has waived the requirement of quarterly profitability for the fourth quarter of fiscal year 1997.

NOTE 6 - INCOME TAXES:
Domestic and foreign income before income taxes are as follows:

                                                  YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                         1995              1996             1997
                                        ------            ------            ----
                                                     (In thousands)
Domestic                                $  829            $1,162            $221
Foreign                                    613               867             227
                                        ------            ------            ----
                                        $1,442            $2,029            $448
                                        ======            ======            ====

The components of the provision for income taxes for the years ended March 31, 1995, 1996 and 1997 are as follows:

                                                         YEAR ENDED MARCH 31,
                                                      -------------------------
                                                      1995      1996      1997
                                                      -----     -----     -----
                                                           (In thousands)
Current:
    Federal                                           $ 572     $ 253     $ 179
    State                                                87       138        65
    Foreign                                             114       161        --
    Benefit from utilization of net operating loss
      carryforwards                                    (773)     (552)     (244)
                                                      -----     -----     -----
                                                         --        --        --
                                                      -----     -----     -----

Deferred:
    Federal                                           $  --     $ 592    $ 168
    State                                                --       137       (1)
    Foreign                                              --        --       --
                                                      -----     -----     -----
                                                         --       729      167

Decrease in valuation allowance                         (--)     (729)     (167)
                                                      -----     -----     -----
                                                         --        --        --
                                                      -----     -----     -----

        Total                                         $   0     $   0     $   0
                                                      =====     =====     =====

The components of net deferred income tax assets (liabilities) are as follows:

                                                        MARCH 31,     MARCH 31,     MARCH 31,
                                                          1995          1996          1997
                                                          ----          ----          ----
                                                                   (In thousands)
Deferred tax assets:
    Net operating loss carryforwards                     $ 2,016       $ 1,847       $ 1,613
    Tax credit carryforwards                               1,067         1,087         1,104
    Nondeductible reserves and allowances                  1,584           652           954
    Other                                                    368           465           289
                                                         -------       -------       -------
        Total deferred tax assets                          5,035         4,051         3,960
        Valuation allowance                               (4,620)       (3,891)       (3,724)
                                                         -------       -------       -------
        Net deferred tax assets                              415           160           236
                                                         -------       -------       -------


Deferred tax liabilities:
    Software and research development costs                 (140)          (--)          (--)
    Other                                                   (275)         (160)         (236)
                                                         -------       -------       -------
        Total deferred tax liabilities                      (415)         (160)         (236)
                                                         -------       -------       -------

Total net deferred taxes                                 $     0       $     0       $     0
                                                         =======       =======       =======

Differences between the Company's effective tax rate and the federal statutory rate are as follows:

                                                                      MARCH 31,
                                                           ------------------------------
                                                           1995         1996        1997
                                                           -----        -----       -----
                                                                   (In thousands)
Federal statutory income tax rate                           34.0%        34.0%       34.0%
State taxes, net of federal tax benefit                      6.0          4.4          .6
Adjustment to deferred tax asset valuation allowance       (53.6)       (35.9)      (37.2)
Foreign taxes                                                7.9          7.9
Permanent differences                                        2.1         (4.4)        7.0
Other, net                                                   3.6         (6.0)       (4.4)
                                                           -----        -----       -----
                                                             0.0%         0.0%        0.0%
                                                           =====        =====       =====

At March 31, 1997, the Company had net operating loss carryforwards of approximately $4,500,000 for federal tax purposes. The Company also had tax credit carryforwards of approximately $1,000,000 and $100,000 for federal and state income tax purposes, respectively. The net operating loss carryforwards and tax credits expire principally between fiscal 2004 and 2007. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

The Company has provided a valuation reserve for its net deferred tax assets at March 31, 1996 and 1997 due to uncertainty as to the realization of such assets. The valuation reserve decreased from approximately $3,891,000 at March 31, 1996 to $3,724,000 at March 31, 1997 primarily due to utilization of net operating loss carryforwards.

NOTE 7 - CAPITAL STOCK:
Common Stock - Stock Options
The Company currently has two incentive stock option plans; the 1995 Incentive Stock Option Plan (the 1995 Plan) and the 1989 Discount Stock Option Plan (the DSO Plan). The Company's 1982 Incentive Stock Option Plan (the 1982 Plan) expired in fiscal 1993 and its 1985 Incentive Stock Option Plan (the 1985 Plan) expired in fiscal 1996 and although options previously granted under both of these Plans remain eligible for exercise, no further grants are available.

Options under the 1995 Plan may be granted to officers and key employees at prices determined by the Board of Directors, but in no event below the fair market value of the Company's stock on the date of grant. Options under the 1982, 1985 and 1995 Plans become exercisable in four equal annual installments commencing one year from the date of grant and expire if not exercised within ten years from date of grant.

Options under the DSO Plan may be granted to outside directors, officers, and key employees at 10 percent of the fair market value on the date of grant. The grant of options under the DSO Plan at less than their fair market value results in compensation expense to the Company for financial accounting purposes equal to the difference between the fair market value of the shares subject to the option on the date of grant and the exercise price of such shares which is recognized by the Company ratably over the period the options vest (approximately $18,000, $18,000 and $43,000 were charged to operations in fiscal 1995, 1996, and 1997, respectively). Options granted under the DSO Plan to officers and key employees vest over a four-year period, with 25 percent becoming exercisable on each anniversary of the date of grant and expire if not exercised within ten years from date of grant. Options granted to outside directors vest in full one year from date of grant and expire if not exercised within five years from date of grant.

The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 for its stock option plans. Accordingly, no compensation expense has been recognized except that noted above for shares granted under the DSO Plan. Had compensation expense for stock option awards been determined on the fair value at the grant dates consistent with the method of FAS No. 123, the Company's net income for fiscal 1996 and fiscal 1997 would have been reduced by $34,000 and $77,000, respectively. Earnings per share would accordingly be reduced by $.01 in both fiscal 1996 and fiscal 1997 as a result of the additional compensation expense associated with option grants. The imputed fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1996 and fiscal 1997: no dividend yield for either fiscal year; expected volatility of 40.5%, and expected life of six years for both fiscal years; and risk-free interest rates of 5.94% and 6.37% for fiscal 1996 and fiscal 1997, respectively.

The following table summarizes activity in the 1982, 1985, 1995 and DSO Plans for the three fiscal years ended March 31, 1997:

                                                           OPTION SHARES OUTSTANDING
                                       -------------------------------------------------------------
                                                                          WEIGHTED
                                          SHARES                          AVERAGE
                                       AVAILABLE FOR                      EXERCISE         OPTIONS
                                          GRANT            SHARES          PRICE         EXERCISABLE
                                          -----            ------          -----         -----------
Balance at March 31, 1994                415,150          1,176,699        $0.75
Options granted                         (152,050)           152,050        $1.65
Options exercised                                          (161,350)       $0.80
Options cancelled                         17,099            (17,099)       $1.42
Options expired                           (2,000)
                                        --------          ---------

Balance at March 31, 1995                278,199          1,150,300        $0.85           950,813
Options granted                         (222,300)           222,300        $2.34
Options exercised                                          (150,476)       $0.81
Options cancelled                         45,574            (45,574)       $1.61
Options expired                          (35,723)
Additional shares reserved               500,000
                                        --------          ---------

Balance at March 31, 1996                565,750          1,176,550        $1.11           850,600
Options granted                          (94,800)            94,800        $1.95
Options exercised                                          (117,100)       $0.81
Options cancelled                         79,750            (79,750)       $1.88
Options expired                          (57,800)         ---------
                                        --------

Balance at March 31, 1997                492,900          1,074,500                        800,675
                                        ========          =========                        =======

The weighted average exercise prices of options exercisable at March 31, 1995, 1996, and 1997 were $.71, $.74, $.82, respectively.

At March 31, 1997, a total of approximately 1,567,400 shares of Common Stock have been reserved for issuance under the Company's stock option plans.

The following table summarizes information about options outstanding at March 31, 1997.

                                        OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                       --------------------------------------------------------   ------------------------------
                                         WEIGHTED AVERAGE      WEIGHTED AVERAGE                 WEIGHTED AVERAGE
 RANGE OF EXERCISE       NUMBER       REMAINING CONTRACTUAL        EXERCISE         NUMBER          EXERCISE
       PRICE           OUTSTANDING             LIFE                 PRICE         EXERCISABLE        PRICE
       -----           -----------             ----                 -----         -----------        -----
   $0.00 - $0.25          45,000             3.5 years              $0.22            27,500          $0.23
   $0.56 - $1.13         677,800             3.8 years              $0.65           676,550          $0.64
   $1.88 - $2.50         324,250             8.5 years              $2.17            88,825          $2.12
   $2.75 - $3.13          27,450             8.4 years              $2.83             7,800          $2.86
                       ---------                                                    -------

                       1,074,500                                                    800,675
                       ---------                                                    -------

Common Stock - Repurchases
The Company repurchased 41,576 and 25,000 shares of its own common stock during fiscal 1997 and fiscal 1996, respectively, in open market transactions.

NOTE 8 - COMMITMENTS:
The Company leases its primary office and production facility under an operating lease which expires in November 2003. The Company is required to pay all property taxes, insurance and normal maintenance and repairs. The Company also leases facilities used by its foreign subsidiaries. Future minimum rental payments under all operating leases at March 31, 1997 totalled $2,099,000 for fiscal years 1998 through 2004, including $297,000 in fiscal 1998, $302,000 in fiscal 1999, $305,000 in fiscal 2000, $316,000 in fiscal 2001, $328,000 in fiscal 2002, $339,000 in fiscal 2003, and $212,000 in fiscal 2004. Total rent and lease expense for the fiscal years ended in 1995, 1996, and 1997 was approximately $556,000, $593,000, and $547,000, respectively.

NOTE 9 - FOREIGN OPERATIONS:
The Company operates in one industry segment, the paper industry. The Company has two wholly-owned foreign subsidiaries which market the Company's products in Scandinavia, Europe, and the United Kingdom. Total assets (primarily trade receivables, inventories and fixed assets) and liabilities (exclusive of intercompany accounts and the Company's minority equity investment - Note 4) in foreign countries were as follows:

                                                              MARCH 31,
                                                        -----------------------
                                                        1996               1997
                                                        ----               ----
                                                            (In thousands)
Total assets                                           $2,172             $1,012
Total liabilities                                      $  842             $  204

The following is a summary of operations by geographic entities:

                                                                              YEAR ENDED MARCH 31,
                                                                     ------------------------------------
                                                                      1995           1996          1997
                                                                     -------        -------       -------
                                                                                     (In thousands)
Net revenues from unaffiliated customers and minority investee:
         United States                                               $13,537        $13,935       $18,099
         Europe                                                        2,172          3,830         1,657
         Intercompany transfers                                          912          2,202           753
         Eliminations                                                   (912)        (2,202)         (753)
                                                                     -------        -------       -------
Net revenues                                                         $15,709        $17,765       $19,756
                                                                     =======        =======       =======
Operating income:
         United States                                                  $917           $769           $66
         Europe                                                          214            709           (32)
                                                                     -------        -------       -------
Operating income                                                     $ 1,131        $ 1,478       $    34
                                                                     =======        =======       =======

Net revenues from intercompany transfers consist of sales of products similar to those sold to unaffiliated customers. Such sales are recorded at amounts which exceed manufacturing cost. United States' net revenues include sales of $336,000, $1,972,000, and $824,000 in the fiscal years ended in 1995, 1996, and
1997, respectively, made to the Company's minority equity investee at prices exceeding manufacturing cost. European operating results are significantly influenced by intercompany pricing and commission policies as a large portion of the product sold in Europe is manufactured by the Company in the United States.

Export sales (including those to the Company's foreign subsidiaries and minority equity investee) for the fiscal years ended in 1995, 1996 and 1997 were $7,476,000 , $9,773,000 and $11,032,000, respectively, and include shipments to Canada, Europe, the Far East, Mexico and Brazil.

NOTE 10 - RELATED PARTY TRANSACTIONS
In fiscal 1993, the Company entered into an agreement with Elsag Bailey, Inc. ("Bailey") which serves as the framework for cross-OEM agreements with Bailey, a wholly-owned subsidiary of Elsag International N.V. ("Elsag International"), the Company's largest shareholder. Elsag Bailey Process Automation N.V. ("EBPA") which ultimately owns and controls both Elsag International and Bailey, owns 22.9% of the Company's outstanding common shares at March 31, 1997. The cross-OEM agreement covers both hardware and software. Impact OEM's the Unity(TM)" Distributed Control System and related software from Bailey; Bailey OEM's Impact's complete line of cross-direction actuators and related software, drying systems, and the "AdvantagePlus(TM)" line of scanners and sensors, which is specifically designed for Distributed Control Systems (DCS).

During fiscal 1997, the Company recorded revenue of approximately $2,568,000 on sales to Bailey and Elsag Bailey (Canada) Inc. ("Bailey Canada"), both of which are subsidiaries to Elsag International. During fiscal 1996, the Company recorded revenue of $300,000 to a U.S. division of Bailey. There were no sales during fiscal 1995 to Bailey or its affiliates.

For fiscal years ended 1995, 1996, and 1997, the Company purchased $190,000, $213,000, and $540,000, respectively, in hardware and software from Bailey Controls Company or Bailey Canada.

At March 31, 1996 the Company had a net outstanding receivable of $441,000 from divisions of Elsag Bailey, Inc. of the U.S. and Canada, and a liability of $42,000 in customer deposits received from a Bailey subsidiary in Europe. At March 31, 1997 the Company had a net outstanding receivable of $13,000 from Bailey Controls.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company are as follows:

NAME                         AGE      POSITION
----                         ---      --------
Kenneth P. Ostrow            55       President, Chief Executive Officer and
                                      Chairman of the Board

Robert M. Gorski             44       Vice President, Finance/Service and Chief
                                      Financial Officer

John F. Lynch, III           55       Vice President, Operations

Mike N. Zaharna              55       Director

Joseph J. Cusimano           57       Director

MR. OSTROW, a founder of the Company, has been an officer and director of the Company from its inception in 1980. Prior to founding the Company, Mr. Ostrow was with Measurex in senior sales, service and marketing capacities. Mr. Ostrow holds a B.A. in Mechanical Engineering from Ohio State University and a M.B.A. from Northeastern University.

MR. GORSKI joined the Company in April 1988 as Vice President, Finance, Administration and Service and Chief Financial Officer. Prior to joining the Company, he was in senior finance capacities with computer manufacturers, Amdahl Corporation and Kaypro Corporation and Price Waterhouse. Mr.Gorski holds a B.S. in Business Administration from the University of Illinois and is a Certified Public Accountant.

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

MR. ZAHARNA was elected a director of the Company in July 1992. Mr. Zaharna was appointed to the Board of Directors as a representative of Elsag International N.V., the parent company of Elsag Bailey, Inc. and a wholly-owned subsidiary of Elsag Bailey Process Automation N.V. (NYSE:EBY). M. N. Zaharna is Group Executive Vice President and Chief Operating Officer of Elsag Bailey Process Automation N.V.. Mr. Zaharna has served as Senior Group Vice President-Americas, Pacific and the Far East and Group Vice President-Strategic Marketing and Technology for the Elsag Bailey group of companies since 1992. Mr. Zaharna has been with Bailey for over 25 years, serving in numerous key management positions, including Executive Vice President and Chief Operating Officer of Bailey Controls Company. Mr. Zaharna serves on the Board of Directors of Impact Systems, Inc.. Transactions with Elsag Bailey, Inc. are detailed in footnote 10.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

ITEM 11.              EXECUTIVE COMPENSATION.



The following tables summarize the compensation of each of the three executive officers of the Company for the fiscal year ended March 31, 1997, 1996 and 1995.


                                             ANNUAL COMPENSATION              LONG-TERM
                                                    ($'S)                    COMPENSATION
                                             -------------------                AWARDS
                                                                                ------
NAME AND                                                                    OPTIONS/GRANTS
PRINCIPAL POSITION          YEAR      SALARY         BONUS       TOTAL           (#)
------------------          ----      ------         -----       -----          ------
Kenneth P. Ostrow,          1997     $230,230       $0          $230,230        15,000
President & Chief           1996     $224,700       $83,590     $308,290        15,000
Executive Officer           1995     $213,400       $85,860     $299,260        15,000

Robert M. Gorski,           1997     $153,034       $0          $153,034        15,000
Vice President,             1996     $147,210       $36,506     $183,716        15,000
Finance/Service/            1995     $147,210       $46,598     $193,808        15,000
Administration and Chief
Financial Officer

John F. Lynch III,          1997     $139,749       $0          $139,749        15,000
Vice President,             1996     $136,005       $41,345     $177,350        15,000
Operations                  1995     $135,381       $30,350     $165,731        15,000




       AGGREGATE STOCK OPTION EXERCISES IN FISCAL 1997 AND MARCH 31, 1997
                              STOCK OPTION VALUES


                        NUMBER OF
                        SHARES
                        ACQUIRED    DOLLAR      NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED IN-
                        ON          VALUE       STOCK OPTIONS AT                THE-MONEY STOCK OPTIONS
NAME                    EXERCISE    REALIZED    MARCH 31, 1997                  AT MARCH 31, 1997
----                    --------    --------    --------------                  -----------------
                                                Exercisable    Unexercisable    Exercisable    Unexercisable
                                                -----------    -------------    -----------    -------------
Kenneth P. Ostrow          0          0           351,250         33,750         $306,875         $9,375
Robert M. Gorski           0          0           141,250         33,750          $90,624             $0
John F. Lynch III          0          0            96,250         33,750          $63,438             $0



The Company presently does not pay any fees to directors. Pursuant to the Company's Discount Stock Option Plan, Mr. Cusimano and Mr. Zaharna were each granted, in fiscal 1997, stock options for 5,000 shares of Common Stock each at 10 percent of the then fair market value (under the Discount Stock Option Plan), all of which were subject to vesting restrictions and none of which had vested at March 31, 1997.

Employee Stock Option Plans
The Company's 1995 Option Plan (the "1995 Option Plan") was adopted by the Board of Directors on August 28, 1995 and approved by the Company shareholders in November, 1995. The 1995 Option Plan permits the direct sale of shares and the grant of both "incentive stock options" (within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended) and non-statutory stock options to employees, officers and directors of and consultants to the Company. A total of 500,000 shares have been reserved for issuance under the 1995 Option Plan of which options to purchase 238,350 shares were outstanding at March 31, 1997 at a weighted average exercise price of $2.35 per share. As of March 31, 1997 no shares had been exercised under the 1995 Plan. The 1995 Option Plan is administered by the Board of Directors, which determines the terms of options granted, including the exercise price, number of shares subject to the option, and the exercisability thereof. The exercise price of all incentive stock options for Common Stock granted under the 1995 Option Plan must be at least equal to the fair market value of such shares on the date of grant, and the maximum term of each incentive stock option is ten years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option must be at least equal to 110% of fair market value on the date of grant and the term may be no longer than five years.

The Company's 1985 Incentive Stock Option Plan (the "1985 Option Plan") was adopted by the Board of Directors in September 1985 and approved by the Company's stockholders in October 1985. Initially, 496,350 shares were reserved for issuance under the 1985 Option Plan. In January 1987, the Board of Directors increased the shares reserved under the 1985 Option Plan by 400,000 shares, which increase was approved by the Company's stockholders in May 1987. In August 1989, the Board amended the 1985 Option Plan to increase the number of shares reserved for issuance by an additional 250,000 shares, which increase was approved by the Company's stockholders in October 1989. The terms of the 1985 Plan are substantially similar to those of the 1995 Plan. A total of 1,146,350 shares have been reserved for issuance under the 1985 Option Plan, of which options to purchase 684,750 shares were outstanding as of March 31, 1997 at a weighted average exercise price of $.85 per share. As of March 31, 1997, options to purchase 368,877 shares had been exercised at a weighted average purchase price of $.95 per share. The 1985 Option Plan expired in fiscal 1996.

The Company's 1982 Incentive Stock Option Plan (the "1982 Option Plan") was adopted in September 1982 and approved by shareholders in October 1982. In August 1988, the Board of Directors reduced the number of shares reserved for issuance by 100,000 shares (initially 730,500 shares). The 1982 Option Plan expired in fiscal 1993. However, as of March 31, 1997, there were options outstanding to purchase 106,400 shares of Common Stock at a weighted average exercise price of $.73 per share and options to purchase 483,800 shares had been exercised at a weighted average purchased price of $1.11 per share.

The Company's Discount Stock Option Plan (The "Discount Option Plan") was adopted by the Board of Directors in August 1988 and approved by the shareholders in October 1988, reserving 350,000 shares for issuance under the Plan. Options under the Discount Option Plan may be granted to outside directors, officers, and key employees at 10% of the fair market value of such shares on the date of grant. Of the 350,000 shares reserved at March 31, 1997, there were options outstanding to purchase 45,000 shares of Common Stock at a weighted average exercise price of $.22 per share, and options to purchase 73,750 shares had been exercised at a weighted average purchase price of $.17 per share. The grant of options under the Discount Option Plan at less than their fair market value results in compensation expense to the Company for financial accounting purposes equal to the difference between the fair market value of the shares subject to the option on the date of grant and the exercise price of such options. This accounting charge is recognized by the Company over the period the shares vest. The Company recognized approximately $18,000, $18,000, and $43,000 in Discount Option Plan compensation expense in fiscal 1995, 1996, and 1997, respectively, and will recognize an additional $20,000 over the next two fiscal years on the shares outstanding at March 31, 1997 under the Discount Option Plan. The Company presently grants options under the Discount Option Plan to officers and key employees that vest over a four-year period, with 25 percent becoming exercisable on each anniversary of the date of grant and expire if not exercised within ten years from date of grant. Options granted to outside directors vest in full on the first anniversary from the date of grant and expire if not exercised within five years from date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock on May 31, 1997, as to (a) each director, (b) each executive officer, (c) all officers and directors of the Company as a group, and (d) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock.

                                                              Beneficial Ownership
                                                                of Common Stock
                                                         ------------------------------
Name(1)                                                  Number of Shares       Percent
-------                                                  ----------------       -------
Elsag Bailey Process Automation N.V. (2)                    2,378,900            22.86
  Schiphol Boulevard 157
  1118 BG Luchthaven Schiphol, The Netherlands

Kenneth P. Ostrow (3)                                       1,019,734             9.80
  14600 Winchester Boulevard, Los Gatos, CA 95030
  Executive Officer

Robert M. Gorski (4)                                         141,250              1.36
  Executive Officer

John F. Lynch III (5)                                        126,250              1.21
  Executive Officer

Joseph J. Cusimano (6)                                        43,461               *
  Director

Mike N. Zaharna (7)                                           10,000               *
  Director

All officers and directors as a group (5 persons) (8)      1,340,695             12.89


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

(3) Includes 351,250 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1997.

(4) Includes 141,250 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1997.

(5) Includes 96,250 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1997.

(6) Includes 10,000 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1997.

(7) Includes 10,000 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1997.

(8) Includes 608,750 shares issuable upon exercise of options which are exercisable within sixty (60) days of May 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The following consolidated financial statements of Impact Systems, Inc. and Report of Independent Accountants are filed as part of this Report:

                                                                      PAGE
                                                                      ----
Report of Independent Accountants                                      12

Consolidated Balance Sheets - March 31, 1996 and 1997                  13

Consolidated Statements of Operations
    Three Years Ended March 31, 1997                                   14

Consolidated Statements of Stockholders' Equity
    Three Years Ended March 31, 1997                                   15

Consolidated Statements of Cash Flows
    Three Years Ended March 31, 1997                                   16

Notes to the Consolidated Financial Statements                         17

2. Financial Statement Schedules. The following financial statement schedules of Impact Systems, Inc. for the years ended March 31, 1995, 1996 and 1997 are filed as part of this Report and should be read in conjunction with the consolidated financial statements of Impact Systems, Inc.
                                                                      PAGE
    Schedule                                                          ----
     I        Marketable Securities-Other Investments                  36
     II       Valuation and Qualifying Accounts and Reserves           37

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

     10.20## Amendments to the Registrant's Articles of Incorporation executed on September 4, 1991 and December 12, 1991.

     10.21** Building lease agreement dated June 28, 1996 between Registrant and C&W Joint Venture.

     10.26+     Loan Modification Agreement between Registrant and Silicon
                Valley Bank dated August 15, 1996.

     22.0*      Subsidiaries of Registrant.

     24.0       Consent of Independent Accountants

     25.0       Power of Attorney (See Page 32)


     27.0       Financial Data Schedule

---------------------------------

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the year ended March 31, 1997.

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






/s/KENNETH P. OSTROW        President and Chief Executive Officer              June 27, 1997
--------------------        (Principal Executive Officer)
(Kenneth P. Ostrow)         and Director



/s/ROBERT M. GORSKI         Vice President, Finance/Service/Administration     June 27, 1997
-------------------         and Chief Financial Officer (Principal
(Robert M. Gorski)          Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                                DATE

/s/KENNETH P. OSTROW             President and Chief Executive Officer                June 27, 1997
--------------------             (Principal Executive Officer)
(Kenneth P. Ostrow)              and Director




/s/ROBERT M. GORSKI              Vice President, Finance/Service/Administration       June 27, 1997
-------------------              and Chief Financial Officer (Principal
(Robert M. Gorski)               Financial and Accounting Officer)




/s/JOSEPH J. CUSIMANO            Director                                             June 27, 1997
---------------------
(Joseph J. Cusimano)




/s/MIKE N. ZAHARNA               Director                                             June 27, 1997
------------------
(Mike N. Zaharna)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPACT SYSTEMS, INC.





By: /s/ KENNETH P. OSTROW
-------------------------
Kenneth P. Ostrow
President and Chief
Executive Officer


Dated:  June 27, 1997

                                                                      Schedule I

                              IMPACT SYSTEMS, INC.
                   MARKETABLE SECURITIES -- OTHER INVESTMENTS
                                 MARCH 31, 1997


                                  NUMBER OF
                                  SHARES OR                                     AMOUNT AT WHICH
                                  PRINCIPAL                     MARKET VALUE    SECURITIES ARE
NAME OF ISSUER AND TITLE OF       AMOUNT AT         COST OF      BALANCE AT     CARRIED IN THE
EACH ISSUE                        MATURITY          ISSUES       SHEET DATE     BALANCE SHEET(1)
----------                        --------          ------       ----------     ----------------
United States Government         $2,043,000       $1,943,478     $1,991,363        $1,991,363
(Treasury Bills)

Eaton Vance Corp.
(Classic Senior Floating
Rate Mutual Fund)              282,613 shares      2,817,648      2,817,648         2,817,648
                                                  ----------     ----------        ----------

    Totals                                        $4,761,126     $4,809,011        $4,809,011
                                                  ==========     ==========        ==========













(1)  Included in short-term investments.

NOTE: Difference between cost and market of United States Treasury Bills represents accrued interest. Included in 282,613 shares of Eaton Vance Corp. mutual fund shares are 11,614 shares of reinvested dividends.

                                                                     Schedule II

                              IMPACT SYSTEMS, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                  BALANCE
                                  BEGINNING                                       BALANCE
DESCRIPTION                       OF YEAR      ADDITIONS      DEDUCTIONS(1)     END OF YEAR
-----------                       -------      ---------      -------------     -----------
Allowance for Doubtful
Accounts:

Year Ended March 31, 1995           $80          $24              $25               $79

Year Ended March 31, 1996           $79           --              $31               $48

Year Ended March 31, 1997           $48          $46              $21               $73


(1) Write-off of doubtful accounts and adjustments against the allowance.