Form 10-Q
period 1997-06-30
IMPACT SYSTEMS INC /CA/
filed 1997-08-13
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For quarterly period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant To Section 13 or 15(d) of The Securities and Exchange Act of 1934

                For the transition period from ______ to ______.


                           Commission File No. 0-16227


                              IMPACT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


       California                                        94-2672923
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)



14600 Winchester Boulevard, Los Gatos, California                  95030
                                                                 ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
including area code:                                         (408) 379-0910
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

                                                 Yes  [X]   No  [ ]

At June 30, 1997 there were 10,404,500 shares of the Company's common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)


                                                                June 30,          March 31,
ASSETS                                                            1997              1997
                                                               -----------       -----------

Current assets:
      Cash and cash equivalents                                $     1,908       $     1,416
      Short-term investments                                         4,481             4,809
      Trade and other accounts receivable                            5,014             5,777
      Inventories                                                    4,691             3,674
      Prepaid expenses and other                                       102                36
                                                               -----------       -----------
      Total current assets                                          16,196            15,712

Property and equipment,  net of accumulated  depreciation              769               719
   and amortization of $1,774 ($1,708 at March 31, 1997)
Non-current trade receivables                                        2,317             1,744
Minority  equity  investment  in and  advances to foreign              463               641
   affiliates
Other assets                                                           123               121
                                                               -----------       -----------
                                                               $    19,868       $    18,937
                                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     2,108       $     1,503
   Accrued installation and warranty costs                           1,377             1,499
   Accrued salaries, wages and employee benefits                       302               452
   Accrued commissions                                                 442               305
   Other liabilities                                                 1,143               857
                                                               -----------       -----------
      Total current liabilities                                      5,372             4,616
                                                               -----------       -----------

Stockholders' equity:
      Preferred stock, no par: 2,000,000 shares
      authorized;
      none outstanding
      Common stock, no par value; 20,000,000 shares
      authorized; 10,404,500 and 10,404,500 shares                  24,871            24,871
      issued and outstanding
      Accumulated deficit                                           (9,958)          (10,139)
      Cumulative translation adjustments                              (417)             (411)
                                                               -----------       -----------
       Total stockholders' equity                              $    14,496       $    14,321
                                                               -----------       -----------
                                                               $    19,868       $    18,937
                                                               ===========       ===========

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                   Three Months Ended
                                                        June 30,
                                                 -----------------------
                                                   1997           1996
                                                 --------       --------
Net revenues                                     $  4,347       $  5,215

Cost of goods sold                                  2,103          2,811
                                                 --------       --------

Gross margin                                        2,244          2,404
                                                 --------       --------

Operating expenses:
   Research and development                           528            500
   Selling, general and administrative              1,611          1,605
                                                 --------       --------
      Total operating expense                       2,139          2,105
                                                 --------       --------

Operating income                                      105            299
Interest income, net                                   90             76
Foreign currency gain (loss), net                       5             10
Equity in net income (loss) of investee               (20)            18
                                                 --------       --------

Net income before income taxes                        180            403

Income taxes                                         --             --
                                                 --------       --------

Net income                                       $    180       $    403
                                                 ========       ========

Net income per common share and equivalent:

   Net income per common share                   $    .02       $    .04
                                                 ========       ========

      Common and common equivalent
      shares used in calculating
      income per share                             10,558         11,092
                                                 ========       ========

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                           THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                                1997          1996
                                                              -------       -------
Cash Flows From Operating Activities:
Net income                                                    $   180       $   403

Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                   66            47
   Equity in net (income) loss of investee                         20           (18)
   Cumulative translation effects                                  (6)            5
   Changes in assets and liabilities:
         Trade and other accounts receivable                      190          (373)
         Inventories                                           (1,017)         (426)
         Prepaid expenses and other                               (67)          (63)
         Accrued installation and warranty costs                 (122)          297
         Accounts payable                                         605           495
         Accrued salaries, wages and employee benefits           (150)         (281)
         Accrued commissions                                      137            56
         Other liabilities                                        286          (551)
                                                              -------       -------

Cash Provided (Used) By Operating Activities                      122          (409)
                                                              -------       -------

Cash Provided (Used) By Investing Activities:
Sale (purchase) of short-term investments                         328          (400)
Capital expenditures, net                                        (116)          (20)
Minority equity investment in and advances to affiliate           158           123
                                                              -------       -------

Cash Provided (Used) By Investing Activities                      370          (297)
                                                              -------       -------

Cash Provided By Financing Activities:
Issuance of capital stock, net of expenses                       --              38
Repayment of borrowings                                          --            --
                                                              -------       -------

Cash Provided By Financing Activities                            --              38
                                                              -------       -------

Net Increase (Decrease) in Cash and Cash Equivalents              492          (668)

Cash & Cash Equivalents At Beginning of Period                  1,416         2,736
                                                              -------       -------

Cash & Cash Equivalents at End of Period                      $ 1,908       $ 2,068
                                                              =======       =======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three months ended June 30, 1997 and June 30, 1996 and cash flows for the three months ended June 30, 1996 and June 30, 1997. These statements should be read in conjunction with the March 31, 1997 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1997 (Form 10-K) previously filed with the Securities and Exchange Commission.

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

NOTE 2 - Receivables from Affiliate

Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $129 at June 30, 1997 and $254 at March 31, 1997. Such receivables arose from the sale of systems and spare parts to the affiliate.

NOTE 3 - Balance Sheet Details

Inventories
Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.

                                                        June 30, 1997         March 31, 1997
                                                        -------------         --------------
Raw materials and components                                   $3,438                 $3,205
Work-in-process                                                 1,118                    469
Evaluation systems at customer sites                              135                      -

                                                               ------                 ------
                                                               $4,691                 $3,674
                                                               ======                 ======


Minority Equity Investments in and Advances to Affiliates
The Company has a 40% interest in Impact Systems Asia, KK. Net advances to the affiliate were $341 at June 30, 1997 and $510 at March 31, 1997.

                                                       June 30, 1997          March 31, 1997
                                                       -------------          --------------
        Other Assets
        ------------
        Building rent deposits and other                      $  123                  $121

        Other Liabilities
        -----------------
        Accrued liabilities and other reserves                $  807                  $835
        Customer deposits                                        336                    22
                                                                ----                  ----
                                                              $1,143                  $857
                                                              ======                  ====

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

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)

                              Results of Operations



Introduction
The Company's results are highly dependent upon economic conditions affecting the paper industry and, consequently, reflect the cyclical demand for paper products worldwide. Although the Company benefited from increased acceptance of its newer sensor system product line during fiscal 1997, the U.S. paper industry is relatively slow which could negatively affect future capital equipment purchases by the Company's customers, paper manufacturing companies.

Net Revenues
Net revenues for the current quarter (ended June 30, 1997) were $4.3 million compared to $5.2 million for the prior year quarter (ended June 30, 1996) and $5.0 million for the prior quarter (ended March 31, 1997). The decline in revenues is primarily attributable to the timing of system shipments to meet customer delivery requirements and a lower year end backlog at March 31, 1997 versus the prior year end, March 31, 1996.

Gross Margins
Gross margins, as a percentage of net revenues, increased to 51.6% for the current quarter compared to 46.1% for the prior year quarter and 47.4% for the prior quarter as the result of changes in the product mix of system shipments and a higher proportion of system upgrades, add-ons, spare parts and service revenues which typically yields higher margin percentages.

The Company's margins are affected by product mix variations and regional competition, particularly involving new paper machine business (ie. equipment provided for large new paper machines typically involve lower gross margins).

Operating Expenses
Research and development expenses were $528,000 for the current quarter compared to $500,000 for the prior year quarter and $556,000 for the prior quarter. Given current and projected market opportunities for the Company's enhanced integrated product offerings, additional key technical resources have been added in the past two quarters in order to further develop its market position, particularly in the United States. The Company is continuing to recruit and hire additional technical resources which is expected to result in higher research and development spending for the remainder of fiscal 1998.

Selling, general and administrative expenses were $1.6 million in the current quarter compared to $1.6 million for the prior year quarter and $1.5 million for the prior quarter.

As with research and development spending, the Company has recently added additional key resources in sales and marketing to position itself for renewed growth when the paper industry market improves. Higher fixed costs associated with the added personnel in the current quarter were offset, however, by lower variable selling expenses on the lower system shipment volume. The Company is continuing to recruit additional marketing and sales resources which is expected to increase fixed spending in the SG&A areas.

Other Income and Expense
Interest income was $90,000 for the current quarter compared to $76,000 in the prior year quarter and $87,000 for the prior quarter. Although the Company benefited from higher yields on its invested cash during the current quarter as compared to the prior year quarter, invested funds are expected to decline during the second quarter of fiscal 1998 (see Liquidity and Capital Resources) resulting in lower interest income for the same period.

The Company recorded a loss of $20,000 on its 40% investment in Impact Asia during the current quarter compared to a profit of $18,000 in the prior year quarter reflecting a decline in system shipments by the affiliate.

                         Liquidity and Capital Resources

At June 30, 1997, the Company's cash and short term investments (treasury bills and mutual funds) amounted to $6.4 million. The Company expects its cash position will decrease during the second quarter of fiscal 1998 as the result of the effect of the increase in number of systems sold under long term installment contracts and working capital needs associated with the expansion of business.

The Company renewed its $6.0 million short term credit facility in August, 1997 with the same lender and with terms and conditions identical to those which were already in place. As of June 30, 1997 and the current date, there were no advances outstanding under the line. The Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least the current fiscal year.

Inventories increased $1.0 million during the first 3 months of fiscal 1998 as the result of increased work in process for the second quarter (fiscal 1998) shipment plan. Accounts payable balances increased $.6 million during the same time period reflecting late first quarter inventory receipts and payment timing differences. Other liabilities increased $.3 million as the result of increased customer deposits.

                                  Risk Factors

Certain statements contained in the above discussion are forward looking and involve risks and uncertainties. There can be no assurance that the Company's actual performance will meet the Company's expectations. Specific risks are discussed in the Company's Form 10-K for the year ended March 31, 1997,

                           PART II - OTHER INFORMATION

                                     ITEM 1

                                LEGAL PROCEEDINGS



During the first quarter of fiscal 1997, the Company filed a patent infringement action against ABB Industrial Systems, Inc. (ABB) in federal court in San Jose, California. The Company believes ABB is infringing on its caliper actuator patent, a key product in bundled sales opportunities, and is seeking to enjoin them from the manufacture and sale of their product and is also seeking damages from their unlicensed sales. During the fourth quarter of fiscal 1997, the Company took a charge of $1.0 million to cover actual and anticipated future legal expenses associated with the suit. ABB has sued Impact in Columbus, Ohio claiming Impact is infringing on a moisture sensor patent which Impact believes is plainly a retaliatory suit.

On July 18, 1997 a summary judgment hearing on the California matter was held and the results of that hearing are expected shortly.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         IMPACT SYSTEMS, INC.
                                         Registrant






Date: August 13, 1997             By:  /s/ Robert M. Gorski
                                       --------------------
                                  Robert M. Gorski
                                  Vice President, Finance &
                                  Chief Financial Officer
                                  (Principal Financial & Accounting Officer)

                           PART II - OTHER INFORMATION

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K



           a)    Exhibit 27 - Financial Data Schedule