Form 10-Q
period 1997-09-30
IMPACT SYSTEMS INC /CA/
filed 1997-11-13
CIK 813740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For quarterly period ended September 30, 1997

                                       or

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
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)



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

                                                          Yes   X     No
                                                               ---      ---

At September 30, 1997 there were 10,404,500 shares of the Company's common stock outstanding.

                              IMPACT SYSTEMS, INC.

                          Quarterly Report on Form 10-Q




                                      INDEX


                                                                          Page Number
                                                                          -----------
Part I:        Financial Information

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

                         PART I - FINANCIAL INFORMATION

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)
                                   (Unaudited)


                                                                 September 30,        March 31,
                                                                     1997               1997
                                                                 -------------        --------
ASSETS

Current assets:
      Cash and cash equivalents                                    $    145           $  1,416
      Short-term investments                                          3,639              4,809
      Trade and other accounts receivable                             6,359              5,777
      Inventories                                                     5,312              3,674
      Prepaid expenses and other                                        140                 36
                                                                   --------           --------
          Total current assets                                       15,595             15,712

Property and equipment,  net of accumulated  depreciation
   and amortization of $1,839 ($1,708 at March 31, 1997)                758                719
Non-current trade receivables                                         2,641              1,744
Minority  equity  investment  in and  advances to foreign
   affiliates                                                           550                641
Other assets                                                            121                121
                                                                   --------           --------
                                                                   $ 19,665           $ 18,937
                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  2,239           $  1,503
   Accrued installation and warranty costs                            1,102              1,499
   Accrued salaries, wages and employee benefits                        341                452
   Accrued commissions                                                  425                305
   Other liabilities                                                    742                857
                                                                   --------           --------
      Total current liabilities                                       4,849              4,616
                                                                   --------           --------

Stockholders' equity:
      Preferred stock, no par: 2,000,000 shares
      authorized; none outstanding
      Common stock, no par value; 20,000,000 shares
      authorized; 10,404,500 and 10,404,500 shares
      issued and outstanding                                         24,871             24,871
      Accumulated deficit                                            (9,647)           (10,139)
      Cumulative translation adjustments                               (408)              (411)
                                                                   --------           --------
          Total stockholders' equity                               $ 14,816           $ 14,321
                                                                   --------           --------
                                                                   $ 19,665           $ 18,937
                                                                   ========           ========

                      IMPACT SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                           Three Months Ended          Six Months Ended
                                              September 30,              September 30,
                                          ---------------------      ---------------------
                                            1997         1996          1997         1996
                                          --------     --------      --------     --------
Net revenues                              $  4,766     $  4,434      $  9,113     $  9,649

Cost of goods sold                           2,329        2,327      $  4,432     $  5,139
                                          --------     --------      --------     --------
Gross margin                                 2,437        2,107         4,681        4,510
                                          --------     --------      --------     --------

Operating expenses:
   Research and development                    559          432         1,087          931
   Selling,general and administrative        1,691        1,463         3,302        3,069
                                          --------     --------      --------     --------
      Total operating expense                2,250        1,895         4,389        4,000

Operating income                               187          212           292          510
Interest income, net                            95           84           185          160
Foreign currency gain (loss), net                4           (4)            8            7
Equity in net income of investee                26           11             7           29
                                          --------     --------      --------     --------
Net income before income taxes                 312          303           492          706
Income taxes                                    --           --            --           --
                                          --------     --------      --------     --------
Net income                                $    312     $    303      $    492     $    706
                                          ========     ========      ========     ========

Net income per common share
  and equivalent:
      Net income per common share         $    .03     $    .03      $    .05     $    .06
                                          ========     ========      ========     ========

      Common and common
      equivalent shares used in
      calculating income per share          10,700       10,955        10,631       11,025
                                          ========     ========      ========     ========

                              IMPACT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                              1997          1996
                                                            -------      -------
Cash Flows From Operating Activities:
Net income                                                  $   492      $   706

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                129           90
   Equity in net (income) of investee                           (11)         (29)
   Cumulative translation effects                                 3            7
   Changes in assets and liabilities:
         Trade and other accounts receivable                 (1,479)         (88)
         Inventories                                         (1,638)        (342)
         Prepaid expenses and other                            (104)         (80)
         Accrued installation and warranty costs               (397)          53
         Accounts payable                                       736           98
         Accrued salaries, wages and employee benefits         (111)        (289)
         Accrued commissions                                    120           58
         Other liabilities                                     (115)        (599)
                                                            -------      -------
Cash (Used) By Operating Activities                          (2,375)        (415)
                                                            -------      -------

Cash Provided (Used) By Investing Activities:
Sale (Purchase) of short-term investments                     1,170         (960)
Capital expenditures, net                                      (168)         (36)
Minority equity investment in and advances to affiliate         102           13
                                                            -------      -------
Cash Provided (Used) by Investing Activities                  1,104         (983)
                                                            -------      -------
Cash Provided By Financing Activities:
Issuance of capital stock, net of expenses                       --           47
Repayment of borrowings                                          --           --
                                                            -------      -------
Cash Provided By Financing Activities                            --           47
                                                            -------      -------

Net (Decrease) in Cash and Cash Equivalents                  (1,271)      (1,351)

Cash and Cash Equivalents At Beginning of Period              1,416        2,736
                                                            -------      -------
Cash and Cash Equivalents at End of Period                  $   145      $ 1,385
                                                            =======      =======

                              IMPACT SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                     (In Thousands, Unless Otherwise Noted)
                                   (Unaudited)

NOTE 1 - Basis of Presentation

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months and six months ended September 30, 1997 and September 30, 1996 and cash flows for the six months ended September 30, 1997 and September 30, 1996. These statements should be read in conjunction with the March 31, 1997 financial statements and notes thereto incorporated in the Company's Annual Report for the year ending March 31, 1997 (Form 10-K) previously filed with the Securities and Exchange Commission.

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

NOTE 2 - Receivables From Affiliate

Trade and other accounts receivable include trade receivables from the Company's minority owned affiliate - Impact Systems Asia KK - in the amount of $372 and $254 at September 30, 1997 and March 31, 1997, respectively. Such receivables arose from the sale of systems and spare parts to the affiliate.

NOTE 3 - Balance Sheet Details

Inventories

Inventories include material, labor, and overhead costs; are stated at the lower of first-in, first-out cost or market; and consist of the following components.

                                    September 30, 1997  March 31, 1997
                                    ------------------  --------------
     Raw materials and components          $3,956          $3,205
     Work-in-process                        1,356             469
                                           ------          ------
                                           $5,312          $3,674
                                           ======          ======

Minority Equity Investments in and Advances to Affiliates

The Company has a 40% interest in Impact Systems Asia, KK. Advances to the affiliate were $408 at September 30, 1997 and $510 at March 31, 1997.


                                             September 30, 1997  March 31, 1997
                                             ------------------  --------------
     Other Assets
     Building rent deposits and other                $121            $121

     Other Liabilities
     Accrued liabilities and other reserves          $626            $835
     Customer deposits                                116              22
                                                     ----            ----
                                                     $742            $857
                                                     ====            ====

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

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)


                              Results of Operations


Introduction

The following discussion contains forward-looking statements that are subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those described in this section, in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, and in other documents the Company files from time-to-time with the Securities and Exchange Commission.

The Company's results are highly dependent upon economic conditions affecting the paper industry and, consequently, orders reflect the cyclical demand for paper products worldwide. The U.S. paper industry is weak and the Asian market has become increasingly competitive as projects are becoming less plentiful. It is uncertain what the near term effect will be on capital projects given the currency turmoil in the Asian financial markets.

Net Revenues

Net revenues for the current quarter (ended September 30, 1997) were $4.8 million compared to $4.4 million for the prior year quarter (ended September 30, 1996) and $4.3 million for the prior quarter (ended June 30, 1997). The increase in revenues in the current quarter is mostly attributable to increased spares and service revenue.

Gross Margins

Gross margins, as a percentage of net revenues, were 51% in the current quarter compared to 48% for the prior year quarter and 52% for the quarter immediately prior. The higher margins in fiscal 1998 versus fiscal 1997 were the result of the increases in spares, system add-on shipments and higher service revenues.

The Company's margins are affected by product mix variations and regional competition, particularly involving new paper machine business (i.e., equipment provided for large new paper machines typically involve lower gross margins).

Operating Expenses

Research and development expenses were $559,000 for the current quarter compared to $432,000 for the prior year quarter and $528,000 for the prior quarter. The increase in spending year to year is the result of additional key technical resources dedicated to integration of the Company's enhanced software product offerings.

Selling and administrative expenses increased to $1.7 million in the current quarter compared to $1.5 million in the prior year quarter and $1.6 million for the prior quarter. The increase from the first to second quarter of fiscal 1998 is attributable to variable costs associated with the increased sales volume. The increase year to year is the result of hires in sales, marketing, and service to accommodate expected growth when the paper industry market improves.

Other Income and Expense

Interest income was $95,000 for the current quarter compared to $84,000 for the prior year quarter and $90,000 for the prior quarter. Although invested cash declined during the current quarter (see Liquidity and Capital Resources), lower investment interest income was offset by the realization of imputed interest on payments of longer term installment sales. The Company expects interest income to decline during the second half of fiscal 1998 compared to fiscal 1997 as investments are utilized to support expansion of the Company's business and long term installment sale contracts.

The Company recorded a profit of $26,000 on its 40% investment in Impact Asia during the current quarter compared to a profit of $11,000 in the prior year quarter as revenue levels remained relatively constant.


                         Liquidity and Capital Resources

On September 30, 1997 the Company's cash and short term investments (treasury bills and mutual funds) amounted to approximately $3.8 million, a decline of $2.4 million from fiscal year end balances of approximately $6.2 million at March 31, 1997. The decline is primarily the result of the effect of the increase in number of systems sold under long term installment contracts during the second half of fiscal 1997 and first half of fiscal 1998 and working capital needs (primarily for inventory purchases) associated with expansion of the Company's business. The Company expects that existing cash balances together with cash flow from operations and borrowings, if necessary, will be adequate to meet its working capital requirements through at least through the current fiscal year.

Trade and accounts receivable balances increased $1.5 million during the first half of fiscal 1998 as receivables associated with installment sales contracts increased by $1.2 million during the same fiscal period. Inventories increased $1.6 million during the first six months of fiscal 1998 as the result of increased work in process for the third and fourth quarter's (fiscal 1998) shipment plan and, to a lesser extent, maintenance of spare part stocks associated with the Company's newer product lines. Accounts payable balances increased by approximately $.7 million during the first half of fiscal 1998 reflecting late second quarter inventory receipts and payment timing differences.


                                  Risk Factors

Certain statements contained in the above discussion are forward looking and involve risks and uncertainties. There can be no assurance that the Company's actual performance will meet the Company's expectations. Specific risks are discussed in the Company's Form 10-K for the year ended March 31, 1997.

                           PART II - OTHER INFORMATION

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On October 15, 1997, the Company's shareholders took the following actions at the Company's Annual Meeting of Shareholders.


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


                                IMPACT SYSTEMS, INC.
                                Registrant


Date:   November 13, 1997       By:  /s/   Robert M. Gorski
                                     ------------------------------------------
                                     Robert M. Gorski
                                     Vice President, Finance &
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)

                                     November 13, 1997

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

27                            Financial Data Schedule